Form 10-Q
period 2006-03-31
Affordable Residential Communities LP
filed 2006-05-16
CIK 1340818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51979

Affordable Residential Communities LP

(Exact name of Registrant as specified in its charter)

DELAWARE	84-1479327
(State of organization)	(I.R.S. employer identification no.)

7887 East Belleview Avenue, Suite 200
Englewood, Colorado	80111
(Address of principal executive offices)	(Zip code)

(303) 291-0222

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of the Registrant’s common operating partnership units outstanding at May 12, 2006 was 42,809,457.

AFFORDABLE RESIDENTIAL COMMUNITIES LP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

Item	Description

PART I – FINANCIAL INFORMATION

1.	Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)
Consolidated Statements of Operations for the Three Months ended March 31, 2006 and 2005 (unaudited)
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risk

4.	Controls and Procedures

PART II – OTHER INFORMATION

6.	Exhibits

AFFORDABLE RESIDENTIAL COMMUNITIES LP

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

(in thousands)

(unaudited)

	March 31,	December 31,
	2006	2005

Assets
Rental and other property, net	$1,444,384	$1,463,091
Assets held for sale	68,905	122,285
Cash and cash equivalents	31,312	27,926
Restricted cash	6,702	7,022
Tenant and other receivables, net	3,600	4,176
Notes receivable, net	33,622	33,418
Loan origination costs, net	15,444	16,205
Loan reserves	35,307	35,088
Lease intangibles and customer relationships, net	10,667	12,063
Prepaid expenses and other assets	9,132	7,438
Total assets	$1,659,075	$1,728,712

Liabilities and Partners’ capital
Notes payable	$1,112,900	$1,152,998
Liabilities related to assets held for sale	31,124	50,007
Accounts payable and accrued expenses	25,548	32,707
Distributions payable	1,903	1,887
Tenant deposits and other liabilities	15,625	14,884
Total liabilities	1,187,100	1,252,483

Partners’ capital
Preferred partnership units	136,750	136,750
Common partnership units:
General partner	323,570	325,215
Limited partners	11,655	14,264
Total partners’ capital	471,975	476,229
Total liabilities and partners’ capital	$1,659,075	$1,728,712

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(in thousands, except per unit data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Rental income	$51,230	$46,651
Sales of manufactured homes	2,672	7,526
Utility and other income	6,554	4,997
Net consumer finance interest income	179	—
Total revenue	60,635	59,174
Expenses
Property operations	16,569	18,399
Real estate taxes	5,178	3,997
Cost of manufactured homes sold	2,332	7,433
Retail home sales, finance and insurance	1,936	3,377
Property management	1,592	2,145
General and administrative	4,421	5,494
Depreciation and amortization	21,704	16,375
Loss on sale of airplane	541	—
Net consumer finance interest expense	—	446
Interest expense	19,754	15,790
Total expenses	74,027	73,456
Interest income	(423)	(373)
Loss from continuing operations	(12,969)	(13,909)
Income from discontinued operations	1,807	803
Gain (loss) on sale of discontinued operations	10,296	(730)
Net loss	(866)	(13,836)
Preferred unit distributions	(2,854)	(2,971)
Net loss attributable to partners	$(3,720)	$(16,807)

Loss per unit from continuing operations
Basic loss per unit	$(0.37)	$(0.39)
Diluted loss per unit	$(0.37)	$(0.39)

Income per unit from discontinued operations
Basic income per unit	$0.28	$—
Diluted income per unit	$0.28	$—

Loss per unit attributable to partners
Basic loss per unit	$(0.09)	$(0.39)
Diluted loss per unit	$(0.09)	$(0.39)

Weighted average unit information
Common units outstanding	42,795	43,279

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

(in thousands)

(unaudited)

	Three Months
	Ended March 31,
	2006	2005
Cash flow from operating activities
Net loss	$(866)	$(13,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,704	16,375
Adjustments to fair value for interest rate caps	(312)	219
Amortization of loan origination costs	1,434	1,693
Unit grant compensation expense	49	14
Depreciation included in income from discontinued operations	126	1,998
(Gain) loss on sale of discontinued operations	(10,296)	730
Loss on sale of airplane	541	—
Gain on sale of manufactured homes	(340)	(99)
Changes in operating assets and liabilities	(8,101)	(497)
Net cash provided by operating activities	3,939	6,597

Cash flow from investing activities
Purchases of manufactured homes	(1,964)	(11,681)
Proceeds from community sales	60,804	37,378
Proceeds from manufactured home sales	2,561	7,240
Proceeds from sale of airplane	1,170	—
Community improvements and equipment purchases	(1,815)	(26,359)
Restricted cash	320	(9)
Loan reserves	(219)	101
Net cash provided by investing activities	60,857	6,670

Cash flow from financing activities
Proceeds from issuance of debt	23,035	63,658
Repayment of debt	(80,918)	(51,543)
Payment of common partnership unit distributions	—	(13,521)
Payment of preferred partnership unit distributions	(2,854)	(2,971)
Loan origination costs	(673)	(1,349)
Net cash used in financing activities	(61,410)	(5,726)
Net increase in cash and cash equivalents	3,386	7,541
Cash and cash equivalents, beginning of period	27,926	32,859
Cash and cash equivalents, end of period	$31,312	$40,400

Non-cash financing and investing transactions:
Notes receivable acquired from community sales	$—	$1,068
Notes receivable for manufactured home sales	$95	$—

Supplemental cash flow information:
Cash paid for interest	$21,719	$16,087

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Affordable Residential Communities LP (the “Partnership” or the “Operating Partnership” or the “OP”) is a limited partnership engaged in the acquisition, renovation, repositioning and operation of manufactured home communities, the rental of manufactured homes, the retail sale of manufactured homes and other related businesses. We were organized in July of 1998 and operate primarily through our subsidiaries. Our general partner is Affordable Residential Communities Inc. (“ARC”).

As of March 31, 2006, we owned and operated 278 communities (net of 11 communities classified as discontinued operations, see Note 9) consisting of 57,699 homesites (net of 2,467 homesites classified as discontinued operations) in 24 states with occupancy of 83.7%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.4% of our total homesites; Atlanta, Georgia, with 8.6% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, with 4.2% of our total homesites. We also conduct a retail home sales business.

General Management

ARC is our sole general partner. Pursuant to the partnership agreement, as the sole general partner, ARC has, subject to certain protective rights of limited partners as described below, full, exclusive and complete responsibility and discretion in the management and control of the Partnership, including the ability to cause the Partnership to enter into certain major transactions including the merger of the Partnership or a sale of substantially all of the assets of the Partnership. The limited partners expressly acknowledged that ARC, as general partner, is acting for the benefit of the Partnership and the limited partners. The Partnership is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause the Partnership to take or decline any actions.

Distributions

The partnership agreement provides that holders of OP units are entitled to receive quarterly distributions of available cash (i) first, with respect to any OP units that are entitled to any preferences in distribution, in accordance with the rights of such class of OP units (and, within such class, pro rata in accordance with their respective percentage interests), and (ii) second, with respect to any OP units that are not entitled to any preference in distribution, in accordance with the rights of such class of OP unit (and, within such class, pro rata in accordance with their respective percentage interests).

Allocations of Net Income and Net Loss

Our net income and net loss are determined and allocated with respect to each fiscal year as of the end of the year. Except as otherwise provided in our partnership agreement, an allocation of a share of net income or net loss is treated as an allocation of the same share of each item of income, gain, loss or deduction that is taken into account in computing net income or net loss. Except as otherwise provided in our partnership agreement, net income and net loss are allocated to the holders of partnership units holding the same class of units in accordance with their respective percentage interests in the class at the end of each fiscal year. The partnership agreement contains provisions for special allocations intended to comply with certain regulatory requirements, including the requirements of Treasury Regulations Sections 1.704-1(b) and 1.704-2. Except as otherwise provided in the partnership agreement, for income tax purposes under the Internal Revenue Code and the Treasury Regulations, each item of income, gain, loss and deduction is allocated among our limited partners in the same manner as its correlative item of book income, gain, loss or deduction is allocated pursuant to our partnership agreement.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and in conformity with the rules and regulations of the Securities and Exchange Commission requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts.

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Partnership, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the financial statements included in our registration statement on Form S-11 (No. 333-129254) which was declared effective on May 5, 2006.

The accompanying consolidated financial statements include all of our accounts, which include the results of operations of the manufactured home communities acquired only for the periods subsequent to the date of acquisition. We have eliminated all significant intercompany balances and transactions.

We have reclassified certain prior period amounts to conform to the current year presentation.

Summary of Significant Accounting Policies

Rental and Other Property

We carry rental property at cost, less accumulated depreciation. We capitalize significant renovations and improvements that extend the useful life of assets and depreciate them over their estimated remaining useful lives. We expense maintenance and repairs as incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are as follows:

Asset Class	Estimated Useful Lives (Years)

Manufactured home communities and improvements	10 to 30
Buildings	10 to 20
Rental homes	10 or rent-to-own term
Furniture and other equipment	5
Computer software and hardware	3

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment adjustment is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we will reduce the carrying value of the asset to its estimated fair value. We recorded no impairment charges during the three months ended March 31, 2006 and 2005.

Restricted Unit Grants

During 2004 we granted 95,000 restricted common units that vest over five years. In June 2004, 42,500 of these restricted units were forfeited and in October 2004, an additional 37,500 units were forfeited pursuant to the terms of their issuance, leaving 15,000 restricted units outstanding. During both of the three month periods ended March 31, 2006 and 2005, 3,000 units vested leaving 9,000 units unvested at March 31, 2006. We have recorded the unvested portion of the remaining 9,000 outstanding restricted units as of March 31, 2006 as unearned compensation and are amortizing the balance ratably over the vesting period. We recorded $14,000 in compensation expense related to these restricted units during both of the three month periods ended March 31, 2006 and 2005. In accordance with SFAS No. 123(R) (see Recent Statements of Financial Accounting Standards below), effective January 1, 2006, unearned compensation will continue to be amortized over the vesting period but is now included as part of additional paid-in capital on the consolidated balance sheets. We expect that there will be no forfeitures of the unvested restricted units outstanding at March 31, 2006.

We consider the number of vested units issued under our 2003 equity incentive plan as common units outstanding and include them in the denominator of our calculation of basic earnings per unit. We also consider the total number of unvested restricted units granted under our 2003 equity incentive plan in the denominator of our calculation of diluted earnings per unit if they are dilutive. We return units forfeited to the 2003 equity incentive plan as units eligible for future grant and adjust any compensation expense previously recorded on such units in the period the forfeiture occurs.

Interest and Internal Cost Capitalization

We capitalize our interest costs (using our average cost of borrowings) and internal costs (using actual time spent and related costs) on development of long-lived assets from the date we begin substantive activities through the date we place such assets into service in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, respectively. The long-lived assets on which we capitalize interest include general construction activities in our communities, manufactured homes and, in the case of the communities acquired, the cost of the vacant homesites we acquired on which we are making improvements and placing a manufactured home for rent or sale.

Income Taxes

We are a partnership for tax purposes and do not pay Federal or state income taxes. Our income is taxed to our members in their individual returns, and we therefore do not record an income tax provision.

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income as of December 31, 2005 represent unrecognized gains on our interest rate swap, which qualified as a cash flow hedge and was marked to market over the life of the instrument. Including these unrecognized gains or losses, our comprehensive loss for the three months ended March 31, 2006 was $3.3 million compared with a comprehensive loss of $15.6 million for the three months ended March 31, 2005. Our interest rate swap agreement expired in February 2006 and was not renewed.

Recent Statements of Financial Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) became effective on January 1, 2006 and we have adopted the standard using the modified prospective method. Since our only unit based payments are nominal restricted unit issuance and units issued to members of the board of directors as compensation, the implementation of SFAS No. 123(R) did not have a material impact on our financial position as of March 31, 2006 or our operations or cash flows for the three months ended March 31, 2006.

2.              Partners’ Capital

Series “A” Preferred OP Units

At the ARC IPO, the Partnership issued 5,000,000 Series A Preferred OP Units to the general partner at $25.00 per unit that have a liquidation preference of $25.00 per unit, plus all accumulated, accrued and unpaid distributions. The holders of our Series A Preferred OP Units are entitled to receive cash distributions at a rate of 8.25% per annum on the $25.00 liquidation preference. The Series “A” Preferred OP Units have no voting rights and no stated maturity. We may not redeem the Series “A” Preferred OP Units prior to February 18, 2009. On and after February 18, 2009, we may, at our option, redeem our Series “A” Preferred OP Units, in whole or from time to time in part, at a cash redemption price equal to $25.00 per share, plus all accumulated, accrued and unpaid distributions, if any, to and including the redemption date. Our Series “A” Preferred OP Units will not be convertible into or exchangeable for any of our properties or other securities.

Series “C” Preferred OP Units

At March 31, 2006, we had 705,688 Series “C” Preferred OP Units outstanding that were issued on June 30, 2004 as part of the D.A.M. portfolio acquisition. The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “C” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance. Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with ARC common stock (which would necessitate the issuance of one Common OP Unit per share of ARC common stock issued), cash and/or a note payable, at the Operating Partnership’s option. As of March 31, 2006, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

On March 2, 2006, ARC’s board of directors declared a quarterly cash distribution of $0.515625 per unit on our Series A Preferred OP Units, and $0.39 per unit on our Series C Preferred OP Units. The distributions are payable on April 28, 2006 to unitholders of record on April 14, 2006. The Board reviews the payment of distributions on a quarterly basis.

We have recorded an equity transfer adjustment between general partners and limited partners in our consolidated balance sheet as of March 31, 2006 to account for changes in the respective ownership in the underlying equity of the Operating Partnership.

The following summarizes the activity in partners’ capital for the quarter ended March 31, 2006 (in thousands):

	General	Limited	Preferred OP
	Partner	Partners	Unitholders	Total

Balance at December 31, 2005	$325,215	$14,264	$136,750	$476,229

Net loss attributable to partners	(3,576)	(144)	—	(3,720)
OP Unit redemptions	3,035	(3,035)	—	—
Common unit compensation	49	—	—	49
Change in other comprehensive income	(583)	—	—	(583)
Transfer between general and limited	(570)	570	—	—

Balance at March 31, 2006	$323,570	$11,655	$136,750	$471,975

3.              Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	March 31,	December 31,
	2006	2005

Land	$195,722	$195,772
Improvements to land and buildings	1,198,580	1,198,907
Rental homes and improvements	261,970	261,546
Furniture, equipment and vehicles	13,010	16,102
Subtotal	1,669,282	1,672,327
Less accumulated depreciation:
On improvements to land and buildings	(174,790)	(164,849)
On rental homes and improvements	(43,641)	(37,085)
On furniture, equipment and vehicles	(6,467)	(7,302)

Rental and other property, net	$1,444,384	$1,463,091

We have capitalized interest and internal costs of $0.2 million in the cost of land and building improvements and manufactured home purchases for the three months ended March 31, 2005. No interest and internal costs were capitalized for the three months ended March 31, 2006.

4.     Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	March 31,	December 31,
	2006	2005

Senior fixed rate mortgage due 2009, 5.05% per annum	$89,155	$89,512
Senior fixed rate mortgage due 2012, 7.35% per annum	283,705	288,622
Senior fixed rate mortgage due 2014, 5.53% per annum	195,550	196,270
Senior variable rate mortgage due 2007, one-month LIBOR plus 3.00% per annum (7.83% at March 31, 2006)	122,223	130,595
Various individual fixed rate mortgages due 2006 through 2031, averaging 7.23% per annum at March 31, 2006	136,571	150,104
Revolving credit mortgage facility due 2006, one-month LIBOR plus 2.75% per annum (7.58% at March 31, 2006)	58,764	58,764
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (8.50% at March 31, 2006)	7,110	14,368
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (8.25% at March 31, 2006) (due to ARC)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (7.83% at March 31, 2006)	18,188	18,607
Lease receivable facility due 2008, one-month LIBOR plus 4.25% per annum (8.95% at March 31, 2006)	75,500	77,500
Senior exchangeable notes due 2025, 7.50% per annum	96,600	96,600
D.A.M. PPU notes payable due 2006, 7.00% per annum	2,499	4,999
Other loans	1,255	1,277
	$1,112,900	$1,152,998

Senior Fixed Rate Mortgage Due 2009

The Senior Fixed Rate Mortgage due 2009 is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 26 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2009 bears interest at a fixed rate of 5.05%, is being amortized based on a 30-year amortization schedule and matures on March 1, 2009. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2012

The Senior Fixed Rate Mortgage due 2012 is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 99 manufactured home communities. The Senior Fixed Rate Mortgage due 2012 bears interest at a fixed rate of 7.35% per annum, is amortized based on a 30-year schedule and matures on May 1, 2012. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2012 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2014

The Senior Fixed Rate Mortgage due 2014 is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 43 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2014 bears interest at a fixed rate of 5.53% per annum, is amortized based on a 30-year schedule and matures on March 1, 2014. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2014 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Variable Rate Mortgage Due 2007

The Senior Variable Rate Mortgage due 2007 is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 32 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage due 2007 bears interest at a variable rate based on a spread of 3.00% over the one-month LIBOR rate (7.83% at March 31, 2006). On February 10, 2006, we extended the due date to February 11, 2007. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2007 for two additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2007. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures.

Various Individual Fixed Rate Mortgages

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)              Mortgages assumed as part of individual property purchases. These notes total approximately $40.0 million at March 31, 2006, mature from 2006 ($5.2 million in 2006) through 2028 and have an average effective interest rate of 7.46%. These mortgages are secured by 13 specific manufactured home communities.

b)             Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $68.2 million, mature from 2008 through 2031 and carry an average effective interest rate of 7.12%. These mortgages are secured by 12 specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)              Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $28.4 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 24 specific manufactured home communities.

Revolving Credit Mortgage Facility

Our Revolving Credit Mortgage Facility provides for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by 28 communities. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flow of the communities securing the loan ($62.4 million as of March 31, 2006). The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.75% (7.58% at March 31, 2006) and matures in September 2006. We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants.

Floorplan Lines of Credit

Our floorplan line of credit provides for borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the lines of credit bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 8.50% at March 31, 2006), based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, and $385.0 million from January 1, 2007 through September 13, 2007, the due date of the line. We are in compliance with all financial covenants of the line of credit as of March 31, 2006. The line of credit is subject to an annual commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

Trust Preferred Securities Due 2035 (Due to ARC)

On March 15, 2005, the Partnership issued $25.8 million in unsecured trust preferred securities to ARC. The $25.8 million trust preferred securities bear interest at three-month LIBOR plus 3.25% (8.25% at March 31, 2006). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Partnership may redeem these securities on or after March 30, 2010 in whole or in part at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

The Consumer Finance Facility has a total commitment of $125.0 million and a term of four years. This facility is an obligation of a subsidiary of our Operating Partnership, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility ($19.7 million as of March 31, 2006). The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (7.83% at March 31, 2006). During the quarter, we paid a commitment fee of 1.00% on the original committed amount and 0.75% of the amended committed amount and will pay additional annual commitment fees payable on each anniversary of the closing. Advances under the facility are subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

The line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of March 31, 2006 with all financial covenants under the line of credit.

The availability of advances under the Consumer Finance Facility is subject to certain conditions that are beyond our control. Conditions that could result in our inability to draw on these facilities include a downgrade in the credit rating of the lender and the absence of certain markets for financing debt obligations secured by securities or mortgage loans. Funding under this facility may also be denied if the lender determines that the value of the assets serving as collateral would be insufficient to maintain the required 75% loan-to-value ratio upon giving effect to a request for funding. The lender can also at any time require that we prepay amounts funded or provide additional collateral if, in its judgment, this is necessary to maintain the 75% loan-to-value ratio.

Lease Receivables Facility

The Partnership has a $150.0 million secured revolving credit facility (the “Lease Receivables Facility”) which we use to finance the purchase of manufactured homes and for general corporate purposes. Pursuant to the agreement, borrowings are limited to approximately 65% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in ARC’s communities, subject to certain other applicable borrowing base requirements. The facility bears interest at a variable rate based on a spread of 4.25% over the one-month LIBOR (8.95% at March 31, 2006). The facility matures September 30, 2008.

The line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of March 31, 2006 with all financial covenants under the amended line of credit. Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in Housing. Interest is payable monthly.

Senior Exchangeable Notes Due 2025

In August 2005, we issued $96.6 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 to qualified institutional buyers in a private transaction. The notes are senior unsecured obligations and are exchangeable, at the option of the holders, into shares of ARC common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving ARC or the OP, an additional make-whole premium. Upon exchange, we shall have the option to deliver, in lieu of shares of ARC common stock, cash or a combination of cash and shares of ARC common stock.

Prior to August 20, 2010, the notes are not redeemable at the option of the OP. After August 20, 2010, we may redeem all or a portion of the notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any, on the notes, if the closing price of ARC common stock has exceeded 130% of the exchange price for at least 20 trading days in any consecutive 30-trading day period.

Holders of the notes may require us to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest, if any, on the notes on each of August 15, 2010, August 15, 2015, and August 15, 2020, or after the occurrence of certain corporate transactions involving ARC or the OP.

In connection with the sale and issuance of the notes and pursuant to a registration rights agreement, we filed a registration statement with the SEC with respect to the notes. In the event that the registration statement was not declared effective by the SEC within 180 days of the closing of the sale of the notes, which occurred on August 9, 2005, the holders of the notes are entitled to receive liquidated damages. The 180-day period expired on February 5, 2006 prior to the registration statement being declared effective.

As a result of this registration effectiveness default, the holders of the notes are entitled to liquidated damages to be paid for each day following the default until the registration statement is declared effective in an amount equal to 0.25% of the principal amount of the notes on an annual basis for the first 90 days following the default. The rate increases to 0.50% (the maximum annual rate) of the principal amount on and after the 91st day following the default. Liquidated damages incurred through March 31, 2006 are approximately $35,700 and are reflected in the consolidated statement of operations as interest expense. The registration statement became effective prior to the end of the 90-day period.

We have determined that, subsequent to the initial declaration of effectiveness of the registration statement, it is extremely unlikely that any events will occur that could trigger the payment of any additional liquidated damages. Accordingly, the registration rights agreement was valued a nominal value at inception.

We are accounting for the incremental interest related to the liquidated damages provision as interest expense on the accrual basis.

D.A.M. PPU Notes Payable Due 2006

According to the terms of our Series “B” PPUs, in July 2005 the Series “B” PPU holders requested redemption of their units, and we elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million. A principal payment of approximately $2.5 million plus interest accrued at 7.00% was made on January 18, 2006 and the final payment of approximately $2.5 million plus interest accrued at 7.00% is due on July 18, 2006.

5.     Loss per unit

The following table reflects the calculation of loss per unit on a basic and diluted basis (amounts in thousands, except per unit information):

	Three Months Ended
	March 31,
	2006	2005

Loss per unit from continuing operatiions:
Loss from continuing operations	$(12,969)	$(13,909)
Preferred unit distributions	(2,854)	(2,971)
Net loss from continuing operations	$(15,823)	$(16,880)

Weighted average unit information:
Common OP Units outstanding	42,795	43,279

Basic loss per unit from continuing operations	$(0.37)	$(0.39)
Diluted loss per unit from continuing operations	$(0.37)	$(0.39)

Income per unit from discontinued operations:
Income from discontinued operations	$1,807	$803
Gain (loss) on sale of discontinued operations	10,296	(730)
Net income from discontinued operations	$12,103	$73

Basic income per unit from discontinued operations	$0.28	$—
Diluted income per unit from discontinued operations	$0.28	$—

Loss per unit attributable to partners:
Net loss attributable to partners	$(3,720)	$(16,807)
Basic loss per unit attributable to partners	$(0.09)	$(0.39)
Diluted loss per unit attributable to partners	$(0.09)	$(0.39)

Equivalent units excluded from diluted loss per unit because they would be anti-dilutive:
Preferred partnership units	1,680	1,987
Restricted units	11	14
Total	1,691	2,001

6.     Property Operations Expense

During the three months ended March 31, 2006 and 2005, we incurred property operations expense as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Utilities and telephone	$7,211	$7,099
Salaries and benefits	5,024	5,543
Repairs and maintenance	1,819	2,424
Insurance	868	922
Bad debt expense	400	692
Professional services	311	343
Office supplies	164	260
Advertising	28	162
Other operating expense	744	954

	$16,569	$18,399

7.     Retail Home Sales, Finance, Insurance and Other Operating Expense

During the three months ended March 31, 2006 and 2005, we incurred retail home sales, finance, insurance and other operating expense as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Salaries and benefits	$699	$1,263
Lease commissions	581	307
Insurance	50	79
Professional services	233	155
Advertising	168	1,111
Other operating expense	205	462

	$1,936	$3,377

8.     General and Administrative Expense

During the three months ended March 31, 2006 and 2005, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Salaries and benefits	$2,744	$3,213
Travel	133	440
Professional services	631	990
Telephone	65	99
Office supplies	116	122
Insurance	257	117
Rent	64	69
Other administrative expense	411	444

	$4,421	$5,494

9.     Discontinued Operations

As of December 31, 2005, the Partnership held 38 communities as discontinued operations and as of March 31, 2006 had closed sales for 27 of these communities, including the sale of our Desert Palms community, comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million.  Subsequent to March 31, 2006, we closed an additional three communities for $10.8 million of cash proceeds net of related debt, defeasance and other closing costs of $4.0 million.  We expect to close all the remaining sales transactions in 2006 and will continue to own and operate these communities through the date of sale. There can be no assurance, however, that the Partnership will close all of the remaining community sales, or, if they close, that they will close on the terms set forth in the contract with respect to each.

At December 31, 2004, the Partnership held 13 communities as discontinued operations and had closed sales for eleven of these communities during the first quarter of 2005, resulting in net proceeds to the Partnership of $12.4 million after selling commissions, sales expenses and the repayment of approximately $28.9 million of associated debt included in liabilities related to assets held for sale, and other required debt payments. The Partnership closed sales on the remaining communities in April 2005 and February 2006, resulting in net proceeds to the Partnership of $0.8 million and $0.5 million, respectively, after selling commissions, sales expenses and the repayment of associated debt and other required debt payments.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale and not sold have been classified as discontinued operations as of March 31, 2006 and December 31, 2005. We have included $68.9 million and $122.3 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively, and $31.1 million and $50.0 million, respectively, of mortgage notes payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three months ended March 31, 2006 and 2005 and recorded a gain of $10.3 million and loss of $0.7 million, respectively, related to the sale of the discontinued operations for the quarters ended March 31, 2006 and 2005 in connection with these sales.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	March 31,	December 31,
	2006	2005
Assets Held for Sale
Rental and other property, net	$65,227	$121,774
Tenant, notes and other receivables, net	291	662
Loan origination costs	357	752
Goodwill	3,524	6,481
Lease intangibles and customer relationships, net	755	1,102
Prepaid expenses and other assets	148	364
Reserve for loss on sales of communities	(1,397)	(8,850)
	$68,905	$122,285
Liabilities Related to Assets Held for Sale
Notes payable	$30,203	$48,192
Accounts payable and accrued expenses	344	563
Tenant deposits and other liabilities	577	1,252
	$31,124	$50,007

	Three Months Ended
	March 31,
	2006	2005
Statement of Operations
Revenue	$5,078	$7,153
Operating expenses	(3,271)	(6,350)
Income from discontinued operations	$1,807	$803

10.  Commitments and Contingencies

In the normal course of business, from time to time we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, which may ultimately result from such legal actions, will not have a material adverse effect on our financial position, results of operations or cash flows.

In the normal course of business, from time to time we incur environmental obligations relating to the ownership and operation of our properties. In our opinion, the liabilities, if any, which may ultimately result from such environmental obligations, will not have a material adverse effect on our financial position, results of operations or cash flows.

11.          Segment Information

We operate in three business segments—real estate, retail home sales, and finance and insurance. A summary of our business segment information is shown below (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Total revenue
Real estate	$57,559	$51,511
Retail home sales	2,687	7,526
Finance and insurance	389	137
	60,635	59,174
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	21,747	22,396
Retail home sales	3,521	10,382
Finance and insurance	747	428
	26,015	33,206
Net segment income (a)
Real estate	35,812	29,115
Retail home sales	(834)	(2,856)
Finance and insurance	(358)	(291)
	34,620	25,968

Property management expense	1,592	2,145
General and administrative expense	4,421	5,494
Interest expense
Real estate	16,938	13,543
Retail home sales	273	362
Corporate and other	2,543	1,885
	19,754	15,790

Amortization expense	1,397	1,536

Depreciation expense
Real estate	19,277	14,712
Retail home sales	1	6
Finance and insurance	—	2
Corporate and other	1,029	119
	20,307	14,839

(a)  Net segment income represents total revenues less expenses for property operations, real estate taxes, cost of manufactured homes sold and retail home sales, finance, insurance and other operations.  Net segment income is a measure of the performance of the properties before the effects of the following expenses:  property management, general and administrative, depreciation, amortization, interest expense and the effect of discontinued operations.

	Three Months Ended
	March 31,
	2006	2005

Loss on sale of airplane	541	—
Net consumer finance interest expense	—	446
Interest income	(423)	(373)
Loss from continuing operations	(12,969)	(13,909)
Income from discontinued operations	1,807	803
Gain (loss) on sale of discontinued operations	10,296	(730)
Net loss	(866)	(13,836)
Preferred unit distributions	(2,854)	(2,971)
Net loss attributable to Partners	$(3,720)	$(16,807)

	March 31,	December 31,
	2006	2005
Identifiable assets
Real estate	$1,587,954	$1,642,214
Retail home sales	20,112	28,843
Finance and insurance	27,391	27,689
Corporate and other	23,618	29,966
	$1,659,075	$1,728,712
Notes payable
Real estate	$961,469	$991,368
Retail home sales	7,110	14,368
Finance and insurance	18,188	18,607
Corporate and other	126,133	128,655
	$1,112,900	$1,152,998

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-Q and the financial information set forth in the tables below.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business, are forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks could cause actual results to vary materially from our forward-looking statements along with the risks disclosed in the section of this report entitled “Risk Factors” and the following factors:

•                  competition from other forms of single or multifamily housing;

•                  changes in market rental rates, supply and demand for affordable housing, the cost of acquiring, transporting, setting or selling manufactured homes;

•                  the availability of manufactured homes from manufacturers;

•                  the availability of cash or financing for us to acquire additional manufactured homes;

•                  the ability of manufactured home buyers to obtain financing;

•                  our ability to maintain or increase rental rates and maintain or improve occupancy;

•                  the level of repossessions by manufactured home lenders;

•                  the adverse impact of external factors such as changes in interest rates, inflation and consumer confidence;

•                  the ability to identify acquisitions, have funds available for acquisitions, the pace of acquisitions and/or dispositions of communities and new or rental homes;

•                  our corporate debt ratings;

•                  demand for home purchases in our communities and demand for financing of such purchases;

•                  demand for rental homes in our communities;

•                  the condition of capital markets;

•                  actual outcome of the resolution of any conflict;

•                  our ability to successfully operate acquired properties;

•                  our decision and ability to sell additional communities and the terms and conditions of any such sales and whether any such sales actually close;

•                  issues arising from ARC’s decision not to continue to maintain its status as a real estate investment trust (“REIT”) ;

•                  the impact of the tax code and rules on our balance sheet and business operations;

•                  our ability to pay dividends or make other distributions to our stockholders and the Partnership’s unitholders;

•                  environmental uncertainties and risks related to natural disasters;

•                  changes in and compliance with real estate permitting, licensing and zoning laws including legislation affecting monthly leases and rent control and increases in property taxes; and

•                  changes in and compliance with licensing requirements regarding the sale or leasing of manufactured homes.

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to or effects on us and our business or operations. Forward-looking statements made in this report speak as of the date hereof or as of the date specifically referenced in any such statement set forth herein. We undertake no obligation to update or revise any forward-looking statements in this report.

GENERAL STRUCTURE OF THE PARTNERSHIP

Affordable Residential Communities LP is the operating partnership of ARC, a fully integrated, self administered and self-managed Maryland corporation which acquires, renovates, repositions and operates primarily all-age manufactured home communities. The Partnership also conducts certain complementary business activities focused on maintaining and improving occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. ARC conducts substantially all of its activities through the Partnership, of which ARC is the sole general partner, holding a 96.5% ownership interest as of March 31, 2006.

Beginning in 1995, ARC’s predecessor companies were formed under the name “Affordable Residential Communities” for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. ARC was formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner of the Partnership, the fourth real property partnership organized and operated by ARC’s co-founders. In May 2002, ARC and the Partnership completed a reorganization in which the Partnership acquired substantially all of the other real property partnerships and other related businesses organized and operated by our co-founders.

RECENT DEVELOPMENTS

On February 10, 2006, we extended the due date of our Senior Variable Rate Mortgage due 2006 to February 11, 2007. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2006 for two additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively.

In February and March 2006, the Partnership closed on 27 previously contracted community sales transactions, including the sale of our Desert Palms community, comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million. We expect to close all the remaining sales transactions in 2006 and will continue to own and operate these communities through the date of sale. There can be no assurance, however, that the Partnership will close all of the remaining community sales, or, if they close, that they will close on the terms set forth in the contract with respect to each.

On March 2, 2006, ARC’s board of directors declared a quarterly cash distribution of $0.515625 per unit for our Series A Preferred Partnership Units, and $0.39 per unit on our Series C Preferred Partnership Units. The distributions are payable on April 28, 2006 to unitholders of record on April 14, 2006. The Board reviews the payment of distributions on a quarterly basis.

On May 5, 2006, our registration statement filed with respect to our senior exchangeable notes was declared effective.

OVERVIEW OF RESULTS

For the quarter ended March 31, 2006, net loss attributable to partners was $3.7 million or $0.09 per unit, as compared to a net loss attributable to partners of $16.8 million or $0.39 per unit for the same period in 2005. Excluding gains on sales of discontinued operations of $10.3 million, our first quarter net loss attributable to partners declined year-over-year by $2.8 million. Revenue in our real estate segment increased to $57.6 million from $51.5 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. Real estate segment expenses for the three months ended March 31, 2006 decreased to $21.7 million, as compared with $22.4 million for the three months ended March 31, 2005. As a result, real estate net segment income increased 23.0% to $35.8 million from $29.1 million for the three months ended March 31,

2006, as compared to the three months ended March 31, 2005. See Real Estate Net Segment Income included hereinafter in this section for definitions of real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measure.

Total portfolio occupancy averaged 83.6% and 81.8% for the three months ended March 31, 2006 and 2005, respectively, and was 83.7% and 82.1% as of March 31, 2006 and 2005, respectively. The increases are due mainly to the initiatives to increase occupancy during 2005 when we aggressively marketed sales of manufactured homes and spent in excess of $50 million on community improvements to drive occupancy.

The following table summarizes our occupancy net activity for the three months ended March 31:

	Three Months Ended March 31,
	2006	2005

Homeowner activity:
Homeowner move ins	255	252
Homeowner move outs	(552)	(690)
Home sales	132	741
Repossession move outs	(318)	(607)
Net homeowner activity	(483)	(304)

Home renter activity:
Home renter move ins	927	838
Home renter lease with option to purchase move ins	388	793
Home renter move outs	(836)	(1,037)
Net home renter activity	479	594

Net activity	(4)	290

The following reconciles the above activity to the period end occupied homesites.

Net homeowner activity	(483)	(304)
Occupied homeowner sites, beginning of period	40,829	42,240
Occupied homeowner sites, end of period	40,346	41,936

Net home renter activity	479	594
Occupied home renter sites, beginning of period	7,491	5,422
Occupied home renter sites, end of period	7,970	6,016

Total occupied homesites, end of period	48,316	47,952
Total occupancy percentage (a)	83.7%	82.1%

(a)  The Partnership removed a total of 814 lots from its homesite count from March 31, 2005 to December 31, 2005 as part of its ongoing review of operations.

On March 31, 2006, our total home inventory was 9,361 homes. In the first quarter of 2006, as compared with the same period of 2005, our sales of manufactured homes declined primarily due to increased leasing activity. We expect increased sales and leasing activity in the coming months due to our continued focus on affordable price points, marketing, training of our employees and the availability of chattel financing through our consumer finance program. In the three months ended March 31, 2006, we sold 132 manufactured homes from our home inventory, compared with 741 for the same period in 2005.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT AND OPERATING STRATEGIES

Community and General Business Management. We are currently focused on community operations. Historically, we focused more extensively on community acquisition opportunities. Our principal business objectives are to achieve sustainable long-term growth in cash flow and to maximize returns to our investors. Generally we provide a clean, attractive and affordable place for our residents to live that is competitive with other forms of housing and provide real value and service to our residents. We have established district and regional management that has a sufficiently limited span of control to allow for strong focus on community operations. We have engaged in a detailed, bottom-up, budgeting process that focused on operating effectiveness at the community level against which we intend to regularly compare our results throughout the year. In our community operations, we are focused on rent levels, recovery of utility costs and control of expenses. In our marketing programs, we are focused on profitable programs in the sale and leasing of homes. We have implemented procedures to increase the pricing of our home and leasing transactions. Our primary tools remain (i) our rental home program, including our lease with option to purchase program, (ii) our for-sale inventory and (iii) our consumer finance program. We have taken steps to down-size our sales and marketing organization and have recently terminated over 150 employees, primarily in sales management. Our other key operating objectives include the following:

Customer Satisfaction and Quality Control. Our goal is to meet the needs of our residents or prospective residents for housing alternatives in a clean and attractive environment at affordable prices. We approach our business with a consumer product focus having an emphasis on value and quality to our residents and prospective residents. We have quality assurance programs executed through employee training and adherence to guidelines developed by our senior management, based in part upon surveys of our customers. Our customer focus and quality controls are designed to provide consistency and quality of product and to enable our community managers to effectively market our communities and improve resident satisfaction and retention across our portfolio.

Presence in Key Markets. As of March 31, 2006, approximately 74% of our homesites are located in our 20 largest markets. We believe we have a leading market share in 15 of these markets, based on number of homesites. Increasing our presence and market share enables us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the continuing significant size and geographic diversity of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disasters in any one market in which we operate.

Management of Occupancy. In response to challenging industry conditions, particularly the shortage of available consumer financing for the purchase of manufactured housing, we have developed and implemented a range of programs aimed primarily at maintaining and/or increasing our occupancy, improving resident satisfaction and retention, increasing revenue and improving our operating margins. We focus on converting long-term renters into homeowners and improving occupancy through the sale of older homes for cash, the sale for cash or financing of newer homes and the leasing of newer homes with an option to purchase.

THE PROPERTIES

As of March 31, 2006, our portfolio consisted of 278 manufactured home communities (net of 11 communities classified as discontinued operations, see Note 9 in the accompanying financial statements) comprising 57,699 homesites located in 24 states and 59 markets, primarily oriented toward all-age living. Our five largest markets are Dallas/Fort Worth, Texas, with 12.4% of our total homesites; Atlanta, Georgia, with 8.6% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 4.2% of our total homesites.

As of March 31, 2006, our communities had an occupancy rate of 83.7%, and the average monthly rental income per occupied homesite was $354. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of March 31, 2006:

				Rental
				Income
		Percentage		Per Occupied
	Number of	of		Homesite
	Total	Total	Occupancy	Per Month (2)
Markets (1)	Homesites	Homesites	03/31/06	03/31/06
Dallas – Ft. Worth, TX	7,181	12.4%	80.4%	$384
Atlanta, GA	4,967	8.6%	89.1%	387
Salt Lake City, UT	3,796	6.6%	92.6%	364
Front Range of CO	3,290	5.7%	84.0%	460
Kansas City – Lawrence – Topeka, MO – KS	2,424	4.2%	87.2%	315
Jacksonville, FL	2,258	3.9%	90.7%	371
Wichita, KS	2,162	3.7%	64.6%	301
Orlando, FL	1,986	3.4%	92.8%	383
St. Louis, MO – IL	1,914	3.3%	79.1%	312
Oklahoma City, OK	1,891	3.3%	80.1%	317
Greensboro – Winston Salem, NC	1,396	2.4%	67.0%	296
Davenport – Moline – Rock Island, IA – IL	1,382	2.4%	86.9%	295
Elkhart – Goshen, IN	1,209	2.1%	88.5%	383
Charleston – North Charleston, SC	1,184	2.1%	83.0%	307
Raleigh – Durham – Chapel Hill, NC	1,092	1.9%	90.3%	385
Sioux City, IA – NE	994	1.7%	79.6%	330
Syracuse, NY	939	1.6%	61.3%	380
Des Moines, IA	859	1.5%	88.0%	353
Flint, MI	838	1.5%	72.9%	395
Pueblo, CO	752	1.3%	67.0%	331
Subtotal – Top 20 Markets	42,514	73.7%	83.1%	364
All Other Markets	15,185	26.3%	85.6%	329
Total / Weighted Average	57,699	100.0%	83.7%	$354

(1)	Markets are defined by our management.
(2)	Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

COMMUNITIES

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

The following table presents certain information relative to our real estate segment as of and for the three months ended March 31, 2006 and 2005 (in thousands, except home, community and income and revenue per unit information):

	Real Estate Segment
	2006	2005

Three Months Ended March 31:
Average total homesites	57,669	58,408
Average total rental homes	9,343	7,595

Average occupied homesites - homeowners	40,570	42,142
Average occupied homesites - rental homes	7,637	5,649
Average total occupied homesites	48,207	47,791
Average occupancy - rental homes	81.7%	74.4%
Average occupancy - total	83.6%	81.8%

Real estate revenue
Homeowner rental income	$37,189	$35,817
Home renter rental income	13,825	10,550
Other	216	284
Rental income	51,230	46,651
Utility and other income	6,329	4,860
Total real estate revenue	57,559	51,511
Real estate expenses
Property operations expenses	16,569	18,399
Real estate taxes	5,178	3,997
Total real estate expenses	21,747	22,396

Real estate net segment income	$35,812	$29,115

Average monthly rental income per total occupied homesite (1)	$354	$325
Average monthly homeowner rental income per homeowner occupied homesite (2)	$306	$283
Average monthly home renter income per occupied rental home (3)	$603	$623

As of March 31:
Total communities	278	278
Total homesites	57,699	58,392
Occupied homesites	48,316	47,952
Total rental homes owned	9,361	7,665
Occupied rental homes	7,970	6,016

(1)	Average monthly rental income per occupied homesite is defined as rental income divided by average total occupied homesites divided by the number of months in the period.
(2)

Average monthly homeowner rental income per homeowner occupied homesite is defined as homeowner rental income divided by average homeowner occupied homesites divided by the number of months in the period.

(3)	Average monthly home renter income per occupied rental home is defined as home renter rental income divided by average occupied rental homes divided by the number of months in the period.

	Three Months Ended March 31,
	2006	2005
Net segment income:
Real estate	$35,812	$29,115
Retail home sales	(834)	(2,856)
Finance and insurance	(358)	(291)
	34,620	25,968
Other expenses:
Property management	1,592	2,145
General and administrative	4,421	5,494
Depreciation and amortization	21,704	16,375
Loss on sale of airplane	541	—
Net consumer finance interest expense	—	446
Interest expense	19,754	15,790

Total other expenses	48,012	40,250

Interest income	(423)	(373)

Loss from continuing operations	(12,969)	(13,909)
Income from discontinued operations	1,807	803
Gain (loss) on sale of discontinued operations	10,296	(730)

Net loss	(866)	(13,836)

Preferred unit distributions	(2,854)	(2,971)

Net loss attributable to partners	$(3,720)	$(16,807)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Revenue. Revenue for the three months ended March 31, 2006 was $60.6 million, as compared to $59.2 million for the three months ended March 31, 2005, an increase of $1.4 million, or 2%. Rental income increased by $4.6 million, primarily as a result of $3.2 million from higher home renter rental income and $2.7 million from increased rental rates, partially offset by $1.3 million from decreased homeowner occupancy. Revenue from the sale of manufactured homes decreased by $4.9 million as the Partnership sold 609 fewer homes in the first quarter of 2006, as compared to the same quarter last year. The reduction in volume primarily resulted from the procedures we implemented to increase the sales pricing of our homes. Utility and other income increased by $1.6 million due to our increased focus on utility recovery.

Property Operations Expense. For the three months ended March 31, 2006, total property operations expense was $16.6 million, as compared to $18.4 million for the three months ended March 31, 2005, a decrease of $1.8 million, or 10%. The decrease primarily is due to decreases in: a) salaries and benefits of $0.5 million, or 9%; b) repairs and maintenance of $0.6 million, or 25%; c) bad debt expense of $0.3 million, or 42%; and d) other expense of $0.4 million.

Real Estate Taxes Expense. Real estate taxes expense for the three months ended March 31, 2006 was $5.2 million, as compared to $4.0 million for the three months ended March 31, 2005, an increase of $1.2 million or 30%. The increase primarily is due to higher property tax assessments. A portion of the increase also relates to a higher number of manufactured homes subject to property tax assessments in the current year.

Cost of Manufactured Homes Sold. The cost of manufactured homes sold was $2.3 million for the three months ended March 31, 2006, as compared to $7.4 million for the three months ended March 31, 2005, a decrease of $5.1 million. The decrease primarily was due to the decrease in the number of manufactured homes sold, as discussed above. The Partnership experienced a net gain on the sale of manufactured homes of $0.3 million and $0.1 million, respectively, in the quarters ended March 31, 2006 and 2005.

Retail Home Sales, Finance, Insurance and Other Operations Expense. For the three months ended March 31, 2006, total retail home sales, finance, insurance and other operations expense was $1.9 million as compared to $3.4 million for three months ended March 31, 2005, a decrease of $1.5 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

Property Management Expense. Property management expense for the three months ended March 31, 2006 was $1.6 million, as compared to $2.1 million for the three months ended March 31, 2005, a decrease of $0.5 million, or 26%. The decrease primarily is due to a reduction in travel and advertising expense.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2006 was $4.4 million, as compared to $5.5 million for the three months ended March 31, 2005, a decrease of $1.1 million, or 20%. The decrease primarily was due to a reduction in salaries and benefits and the related travel expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2006 was $21.7 million, as compared to $16.4 million for the three months ended March 31, 2005, an increase of $5.3 million, or 33%. The increase primarily is due to depreciation on the significant amount of mobile homes and community improvements placed in service during 2005.

Loss on Sale of Airplane. During the quarter ended March 31, 2006, the Partnership sold one of its two aircraft for $1.2 million in cash, incurring a loss on the sale of approximately $0.5 million.

Interest Expense. Interest expense for the three months ended March 31, 2006 was $19.8 million, as compared to $15.8 million for the three months ended March 31, 2005, an increase of $4.0 million, or 25%. The increase is due to a higher outstanding average debt balance of approximately $125 million, as well as higher effective weighted average interest rates on our variable rate debt.

Discontinued Operations. On December 15, 2005, the Partnership held an auction in which it offered 71 communities for sale. Following the auction, the Partnership entered into contracts to sell 30 of these communities and continues to market an additional eight communities for sale through private party transactions or through brokers. As of March 31, 2006 the Partnership has closed 27 of these transactions, including the sale of our Desert Palms community, comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million. A gain of $10.3 million was recorded on the sales of these communities in the first quarter of 2006.

Preferred Unit Distributions. On March 2, 2006, the ARC board of directors declared a quarterly cash distribution of $0.5156 per unit for each of the 5,000,000 outstanding units of our Series A Preferred Partnership Units and a distribution of $0.39 per unit for each of the 705,688 outstanding units of our Series C Preferred Partnership Units, payable April 28, 2006, amounting to $2.8 million. For the quarter ended March 31, 2005, the distributions declared were $0.5156 per unit for each of the Series A Preferred Partnership Units and $0.39 per unit for each of the Series B and C Preferred Partnership Units, or $3.0 million.

Net Loss Attributable to Partners. As a result of the foregoing, our net loss attributable to partners was $3.7 million for the three months ended March 31, 2006, as compared to $16.8 million for the three months ended March 31, 2005, an increase of $13.1 million or 78%. Excluding the gain on sale of discontinued operations of $10.3 million, our net loss decreased $2.8 million, or 17%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had approximately $31 million of cash and cash equivalents and $34.2 million available under the terms of the lease receivables line of credit. This reflects the use of a significant portion of the excess net cash proceeds from the sale 27 communities in the first quarter of 2006 to repay certain mortgage and floorplan and other indebtedness. As of March 31, 2006, we closed sales transactions for 27 of the 38 communities we held as discontinued as of December 31, 2005, including the sale of the Desert Palms community, and obtained cash proceeds of $34.2 million net of related debt repayment and defeasance and other costs of $34.3 million.

Our plan for 2006 is to (i) manage our results against our detailed budget, focused on operating effectiveness at the community level; (ii) adjust the price and cost structure of our marketing programs in the sales and leasing of homes; (iii) control our expense structure to fit the size of our Partnership consistent with maintaining effective controls over the business; (iv) make capital expenditures as necessary and appropriate to keep our communities up to our standards; and (v) purchase homes for sale or lease as demand warrants and funds permit.

Our short-term liquidity needs include funds for distribution payments on our $125 million Series A preferred partnership units bearing a distribution rate of 8.25% per annum (approximately $10.3 million annually), funds for capital expenditures for our existing communities, funds for purchases of manufactured homes and funds to service our debt.

We expect to fund our short-term liquidity needs described above through net cash provided by operations, borrowings under our $35 million floorplan line of credit, borrowings under our $150 million lease receivables line of credit, borrowings under our $125 million consumer finance facility and net proceeds from the sales of communities.

Our ability to obtain funding from time to time under the lease receivables facility, the floorplan line of credit and the consumer finance debt facility will be subject to certain conditions, and we make no assurance that we will continue to meet any or all of these conditions in the future. If we are unable to meet the conditions necessary to continue funding under these facilities, we may not be able to fund operations, capital expenditures, manufactured home sale consumer loans, manufactured home purchases and distributions on our preferred stock and our results of operations could be adversely affected.

We expect to meet our long-term liquidity requirements for the funding of potential community acquisitions, purchases of additional rental homes, purchase, sale and financing of homes to new residents in our communities, funding of distributions on our preferred stock and other capital improvements through net cash provided by operations, borrowings under secured and unsecured indebtedness, retail home sales and consumer finance debt. We expect to refinance our indebtedness as it comes due, and, in February 2006, we extended the maturity of our senior variable rate mortgage to February 2007 in accordance with the terms of the mortgage.

Based on present commitments and community sales plans, the Partnership believes it will be able to fund its debt service obligations, capital expenditures and home purchases from operating cash flows and the financing sources described above. However, we cannot assure that we will be able to complete the sales of the remaining communities currently held for sale, sell manufactured homes or refinance expiring credit lines. Should we not be able to obtain sufficient funds for these purposes, we may determine that it is necessary to substantially defer or eliminate some or all of our objectives that require these funds, including home purchases, consumer loans, and non-recurring capital expenditures.

CASH FLOWS

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Cash provided by operations was $3.9 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash provided by operations for 2006 as compared to 2005 primarily was due to the payment of severance in the first quarter of 2006.

Cash provided by investing activities was $60.9 million in the three months ended March 31, 2006, compared with cash provided by investing activities of $6.7 million in the same period in 2005. The increase in cash from investing activities primarily was due to spending $24.5 million less on community improvements and receiving $23.4 million more from the sale of communities.

Cash used in financing activities was $61.4 million in the three months ended March 31, 2006, compared with cash used in financing activities of $5.7 million in the same period in 2005. The increase in cash used in financing activities primarily was due to the repayment of $80.9 million of debt, primarily in relation to the sales of communities, in the first quarter of 2006, compared with $51.5 million of debt repaid in the first quarter of 2005. Also, the first quarter of 2006 we received proceeds from the issuance of additional indebtedness of $23.0 million, as compared with $63.7 million in the first quarter of 2005. Partially offsetting this was the discontinuance of the payment of the common OP unit distributions, which were paid in the first quarter of 2005 but were not paid in the first quarter of 2006.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2006 and 2005. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At March 31, 2006, we had approximately $1,112.9 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable	Total	Fixed	Variable	Total

2006	$14,822	$58,764	$73,586	$40,472	$17,677	$58,149	$55,294	$76,441	$131,735
2007	10,152	129,333	139,485	52,594	11,829	64,423	62,746	141,162	203,908
2008	54,244	93,688	147,932	50,424	7,443	57,867	104,668	101,131	205,799
2009	104,751	—	104,751	44,500	2,127	46,627	149,251	2,127	151,378
2010	13,246	—	13,246	42,322	2,127	44,449	55,568	2,127	57,695
Thereafter	602,847	25,780	628,627	198,591	51,564	250,155	801,438	77,344	878,782
Commitments	800,062	307,565	1,107,627	428,903	92,767	521,670	1,228,965	400,332	1,629,297
Unamortized premium	5,273	—	5,273	—	—	—	—	—	—
	$805,335	$307,565	$1,112,900	$428,903	$92,767	$521,670	$1,228,965	$400,332	$1,629,297

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

As of March 31, 2006, our total debt outstanding was approximately $1,112.9 million, comprised of approximately $805.3 million of indebtedness subject to fixed interest rates and approximately $307.6 million, or 28% of our total consolidated debt, subject to variable interest rates.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $308,000 annually.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

The fair value of debt outstanding as of March 31, 2006 was approximately $1,118.4 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2006 (dollars in thousands):

			Weighted
		Percentage	Average
	Amount of	of Total	Interest
	Debt	Debt	Rate

Fixed Rate Debt
Senior fixed rate mortgage due 2009	$89,155	8.0%	5.05%
Senior fixed rate mortgage due 2012	283,705	25.5%	7.35%
Senior fixed rate mortgage due 2014	195,550	17.6%	5.53%
Various individual fixed rate mortgages due 2006 through 2031	136,571	12.3%	7.23%
Senior exchangeable notes due 2025	96,600	8.7%	7.50%
D.A.M. Preferred Partnership Units due 2006	2,499	0.2%	7.00%
Other loans	1,255	0.1%	6.97%
	805,335	72.4%	6.65%
Variable Rate Debt
Senior variable rate mortgage due 2007	122,223	11.0%	7.83%
Revolving credit mortgage facility due 2006	58,764	5.3%	7.58%
Trust preferred securities due 2035 (due to ARC)	25,780	2.3%	8.25%
Consumer finance facility due 2008	18,188	1.6%	7.83%
Lease receivable facility due 2008	75,500	6.8%	8.95%
Floorplan lines of credit due 2007	7,110	0.6%	8.50%
	307,565	27.6%	8.11%
	$1,112,900	100.0%	7.05%

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures. The Partnership’s management, with the participation of the Partnership’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including the Partnership’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)          Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE RESIDENTIAL COMMUNITIES LP

Date:	May 16, 2006
		By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer)

EXHIBITS

Exhibit Index
Number	Exhibit Title
2.1*

Transaction Agreement, dated as of October 14, 2003, by and among Hometown America, L.L.C., Affordable Residential Communities LP (formerly known as Affordable Residential Communities IV, LP) and Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

2.2*

Amendment No. 1, dated as of November 4, 2003, to the Transaction Agreement, dated as of October 14, 2003, by and among Hometown America, L.L.C., Affordable Residential Communities LP (formerly known as Affordable Residential Communities IV, LP) and Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

3.1*

Articles of Amendment and Restatement of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

3.2*

Amended and Restated Bylaws of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

3.3*

Articles Supplementary of Affordable Residential Communities Inc. Designating a Series of Preferred Stock (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

3.4*

Corporate Charter Certificate of Notice, filed June 6, 2005 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 of Affordable Residential Communities Inc. (File No. 333-125854)).

4.1*

Third Amended and Restated Registration Rights Agreement, dated as of February 18, 2004, by and among Affordable Residential Communities Inc. and the parties listed on the exhibits thereto (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

4.2*

Certificate of Common Stock of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

4.3*

Certificate of 8.25% Series A Cumulative Redeemable Preferred Stock of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

4.4*

Second Amended and Restated Supplemental Stockholders Agreement, dated as of February 18, 2004, by and among Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV-B, L.P., Thomas H. Lee Charitable Investments Limited Partnership, Thomas H. Lee Limited Partnership, Capital ARC Holdings, LLC, Nassau Capital Funds L.P., Nassau Capital Partners II, L.P., NAS Partners I, L.L.C. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

4.5*

First Amended and Restated Pairing Agreement, dated as of February 12, 2004, by and between Affordable Residential Communities Inc. and Affordable Residential Communities LP (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

4.6*	Form of Warrant, dated August 9, 2000 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 of Affordable Residential Communities Inc. (File No. 333-124073)).

Exhibit Index Number	Exhibit Title
4.7*

Series B Partnership Unit Designation of Affordable Residential Communities LP (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Affordable Residential Communities Inc. (File No. 333-124073)).

4.8*

Indenture, dated as of August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, regarding the 7 ½% Senior Exchangeable Notes Due 2025 of Affordable Residential Communities LP (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on August 3, 2005 (File No. 001-31987)).

4.9*

Purchase Agreement, dated August 3, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on August 3, 2005 (File No. 001-31987)).

4.10*

Registration Rights Agreement, dated August 9, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on August 3, 2005 (File No. 001-31987)).

4.11*

Common Stock Delivery Agreement, dated August 9, 2005, by and between Affordable Residential Communities LP and Affordable Residential Communities Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on August 3, 2005 (File No. 001-31987)).

4.12*

Letter Agreement, dated May 20, 2005, by and between Affordable Residential Communities Inc. and Gerald J. Ford (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on May 23, 2005 (File No. 001-31987)).

10.1†*

Employment Agreement between Scott D. Jackson and Affordable Residential Communities Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.2†*

Separation and Release Agreement, dated December 13, 2005, by and between Scott D. Jackson and Affordable Residential Communities Inc. and ARC Management Services, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on December 15, 2005 (File No.
001-31987)).

10.3†*

Employment Agreement between John G. Sprengle and Affordable Residential Communities Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.4†*

Separation and Release Agreement, dated November 4, 2005, by and between John G. Sprengle and Affordable Residential Communities Inc. and ARC Management Services, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on November 7, 2005 (File No.
001-31987)).

10.5†*

Separation and Release Agreement, dated as of October 26, 2004, by and between George W. McGeeney, Affordable Residential Communities Inc. and ARC Management Services, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Affordable Residential Communities Inc. for the quarterly period ended September 30, 2004 (File No. 001-31987)).

10.6†*

Severance Agreement between Affordable Residential Communities Inc. and Lawrence E. Kreider (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.7†*

Severance Agreement between Affordable Residential Communities Inc. and Scott L. Gesell (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.8†*

Affordable Residential Communities Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

Exhibit Index Number	Exhibit Title
10.9†*

Form of Restricted Stock Grant Agreement for use under the Affordable Residential Communities Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Affordable Residential Communities Inc. for the quarter ended March 31, 2005 (File No. 001-31987)).

10.10†*

Affordable Residential Communities Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.11*

First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities L.P. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.12*

Loan Agreement, dated February 18, 2004, by and among ARC18TX LP, ARC Communities 18 LLC, ARC18FLD LLC, ARC18FLWHO LLC, ARC18FLSH LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.13*

Loan Agreement, dated February 18, 2004, by and among ARC19TX LP, ARC Communities 19 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.14*

Loan Agreement, dated February 18, 2004, by and among ARC4BFND, L.L.C. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.15*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 11 LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.16*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 13 LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.17*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 14 LLC, ARC14FLCV LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.18*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 17 LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.19*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 9 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.20*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 10 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

Exhibit Index Number	Exhibit Title
10.21*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 12 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.22*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 15 LLC, ARC15FLOV LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.23*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 16 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.24*

Loan Agreement between ARC Communities 1 LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.25*

Loan Agreement between ARC Communities 2 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.26*

Loan Agreement between ARC Communities 3 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.27*

Loan Agreement between ARC Communities 4 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.28*

Loan Agreement between ARC Communities 5 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.29*

Loan Agreement between ARC Communities 6 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.30*

Loan Agreement between ARC Communities 7 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.31*

Loan Agreement between ARC Communities 8 LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.32*

Loan Agreement between ARC SPEI I, L.L.C. and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

Exhibit Index Number	Exhibit Title
10.33*

Credit Agreement among Affordable Residential Communities LP, Affordable Residential Communities Inc., Citicorp North America, Inc., Bank One, N.A., Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.34*

Master Repurchase Agreement Between Merrill Lynch Mortgage Capital Inc. and Enspire Finance, LLC (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.35*

Amendment No. 1 to the Master Repurchase Agreement Between Merrill Lynch Mortgage Capital Inc and Enspire Finance LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.36*

Loan Agreement dated September 23, 2004 by and among ARC III, L.L.C. as Borrower and Citigroup Global Market Realty Corp. as Lender and as Collateral Agent. (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2004 (file No. 001-31987)).

10.37*

Amendment to Loan Agreement, dated as of September 12, 2005, by and among ARC III, L.L.C., ARC Silver Leaf LP and ARC Meadow Glen LP, and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on September 13, 2005 (File No. 001-31987)).

10.38*

Credit Agreement, dated as of April 6, 2005, by and among ARC Housing LLC, ARC HousingTX LP and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.39*

Guarantee, dated as of April 6, 2005, made by Affordable Residential Communities LP in favor of Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.40*

Second Amended and Restated Guaranty, dated as of April 6, 2005, made by Affordable Residential Communities LP in favor of Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.41*

Amended and Restated Guaranty, dated as of April 6, 2005, made by ARC Dealership Inc. in favor of Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.42*

Amendment No. 1 to the Second Amended and Restated Guaranty, dated as of October 24, 2005, made by Affordable Residential Communities LP in favor of Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on October 26, 2005 (File No. 001-31987)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                                          Exhibit is a management contract or compensatory plan.

*                                         Previously filed.