Form 10-K
period 2006-12-31
Affordable Residential Communities LP
filed 2007-04-02
CIK 1340818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51979

Affordable Residential Communities LP

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	84-1479327
(State of incorporation)	(IRS Employer Identification No.)
7887 East Belleview Avenue, Suite 200
Englewood, Colorado 80111
(Address of principal executive offices and zip code)
(303) 291-0222
(Telephone number, including area code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is currently no public market for the Registrant’s common partnership units. The Registrant’s common partnership units are redeemable for cash or, at the option of its General Partner, into common stock of the General Partner at an exchange rate of approximately 1.06 shares for each operating partnership unit. Based on the closing price of $10.75 per share of the Registrant’s General Partner’s common stock on the New York Stock Exchange on June 30, 2006, the aggregate market value of the common equity held by non-affiliates of the General Partner was approximately $359.6 million. For the purpose of this response, executive officers and directors have been deemed to be affiliates of the General Partner. The number of the Registrant’s common partnership units outstanding at March 30, 2007 was 57,891,956, which is equal to the number of outstanding shares of the General Partner’s common stock plus 1,493,526 common partnership units held by limited partners.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our General Partner’s definitive proxy statement for the 2007 annual meeting of its shareholders are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business, are forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks could cause actual results to vary materially from our forward-looking statements along with the risks disclosed in the section of this report entitled “Risk Factors” and the following factors:

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

•       issues arising from ARC’s decision not to continue to maintain its status as a real estate investment trust;

•       ARC’s ability to use net operating loss carryforwards to reduce its future tax payments;

•       the impact of the tax code and rules on our financial statements;

•       our willingness or ability to pay distributions to our unitholders;

•       environmental uncertainties and risks related to natural disasters;

•       changes in and compliance with real estate permitting, licensing and zoning laws including legislation affecting monthly leases and rent control and increases in property taxes;

•       changes in and compliance with licensing requirements regarding the sale or leasing of manufactured homes;

•       failure of the Partnership to realize the benefits of the acquisition of NLASCO, Inc. and its subsidiaries (“NLASCO”) completed on January 31, 2007;

•       failure to adequately diligence the NLASCO acquisition transaction;

•       failure of NLASCO’s insurance subsidiaries to maintain their respective A.M. Best ratings;

•       failure to maintain NLASCO employees;

•       failure to maintain NLASCO’s current agents;

•       lack of demand for insurance products;

•       cost or availability of adequate reinsurance;

•       changes in key management;

•       failure of NLASCO’s reinsurers to pay obligations under reinsurance contracts;

•       failure of NLASCO to maintain sufficient reserves for losses on insurance policies; and

•       failure of NLASCO to maintain appropriate insurance licenses.

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

PART I

ITEM 1.                BUSINESS

GENERAL

Affordable Residential Communities LP (the “Partnership” or the “Operating Partnership” or the “OP”) is a limited partnership engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners’ insurance and related products, all exclusively to residents and prospective residents of our communities. We were organized in July of 1998 and operate primarily through our subsidiaries. Our general partner is Affordable Residential Communities Inc., a publicly traded Maryland corporation (“ARC”). Through the years ended December 31, 2005, ARC was organized as a fully integrated, self-administered and self-managed equity real estate investment trust (“REIT”) for U. S. Federal income tax purposes. On March 2, 2006, ARC’s Board of Directors decided to revoke its election as a REIT for U. S. Federal income tax purposes beginning with the year ending December 31, 2006.

Manufactured home communities are residential developments designed and improved for the placement of detached, single-family manufactured homes that are produced off-site and installed and set on residential sites within a community. The owner of a home leases the site on which it is located and the lessee of a home leases both the home and site on which the home is located. As of December 31, 2006, we owned and operated 275 communities in 23 states containing 57,264 homesites with occupancy of 82.4%. At December 31, 2006, our five largest markets were: Dallas-Fort Worth, Texas, with 12.5% of total homesites; Atlanta, Georgia, with 8.7% of total homesites; Salt Lake City, Utah, with 6.6% of total homesites; the Front Range of Colorado, with 5.7% of total homesites; and Kansas City-Lawrence-Topeka, Kansas/Missouri, with 4.2% of total homesites.

RECENT EVENTS

In January 2007, we acquired the common stock of NLASCO, Inc.:

On January 31, 2007, we acquired all of the stock of NLASCO, Inc. (“NLASCO”), a privately held property and casualty insurance holding company, and its subsidiaries. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of ARC’s common stock for a total consideration of $117.5 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of ARC’s common stock at the leading ten-day average market price of ARC’s common stock on the date the agreement was signed, subject to certain anti-dilution provisions. The acquisition closed on January 31, 2007.

In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, ARC conducted a rights offering to its stockholders. In the rights offering, all common stockholders as of the record date of December 19, 2006 received one non-transferable right to purchase approximately 0.242 shares of ARC common stock for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and ARC issued approximately 7.8 million shares to existing shareholders on that date. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares of ARC common stock that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of ARC’s directors and the beneficial owner of approximately 17.6% of ARC’s common stock as of the record date, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by ARC’s shareholders of record on the record date, at the rights offering price per share of $8.00. All of the proceeds of the rights offering were contributed into the partnership, having the impact of increasing the general partner’s ownership percentage from 96.5% to 97.2%.

NLASCO has a history of producing consistent profitability and the Partnership believes that NLASCO’s expertise in underwriting insurance products for manufactured homes will create strategic opportunities consistent with the Partnership’s existing customer base. Additionally, ARC expects to be able to use its existing net operating loss carryforwards against possible income generated by NLASCO. The results of NLASCO’s operations will be included in our consolidated financial statements beginning February 1, 2007. As NLASCO has not finalized its January 31, 2007 financial statements as of the date of this filing, it is not practicable to disclose their balance sheet or the allocation of purchase price to tangible or intangible assets and liabilities at this time.

ARC appointed C. Clifton Robinson to its Board of Directors:

On March 8, 2007, ARC’s board of directors elected C. Clifton Robinson (69) as a director of ARC. Mr. Robinson is the former chairman and chief executive officer of NLASCO. Pursuant to a Stock Purchase Agreement (the “NLASCO Agreement”), on January 31, 2007, the Partnership acquired all of the outstanding capital stock of NLASCO from Mr. Robinson and his affiliates for consideration consisting of $105,750,000 in cash and 1,218,880 shares of ARC’s common stock. Pursuant to the NLASCO

Agreement, ARC agreed to take such action as is necessary and appropriate to appoint Mr. Robinson to ARC’s board of directors following the consummation of the acquisition.

From 2000 until our acquisition of NLASCO, Mr. Robinson was chairman of the board of directors and chief executive officer of NLASCO. In 2000 Mr. Robinson formed NLASCO in conjunction with the acquisition of American Summit Insurance Company and the reacquisition of National Lloyds Insurance Company, which he had initially acquired in 1964 and later sold. In 1979, he organized National Group Corporation for the purpose of purchasing insurance companies and related businesses. In 1964, he became the president and CEO of National Lloyds Insurance Company in Waco, Texas, one of the two current insurance subsidiaries of NLASCO. From 1964 to present Mr. Robinson has participated in the formation, acquisition and management of numerous insurance business enterprises. Mr. Robinson established the Robinson-Lanham Insurance Agency in 1961. He has previously held positions with various insurance industry associations, including vice chairman of the board of Texas Life and Health Guaranty Association, president of the Independent Insurance Agents of Waco-McLennan County and membership on the board of directors of the Texas Life Insurance Association and the Texas Medical Liability Insurance Underwriters Association.  Mr. Robinson currently serves on the Board of Trustees of the Scottish Rite Hospital for Children in Dallas, Texas. Mr. Robinson holds a BBA degree in real estate and insurance from Baylor University.

In connection with our acquisition of NLASCO, and the issuance of shares of ARC’s common stock to Mr. Robinson, on January 31, 2007, ARC entered into a Registration Rights Agreement (the “Robinson Registration Rights Agreement”) with Mr. Robinson pursuant to which ARC agreed to prepare and file with the Securities and Exchange Commission (the “SEC”), within 18 months after the date of the Robinson Registration Rights Agreement, a registration statement with respect to the resale of the 1,218,880 shares of ARC’s common stock issued to Mr. Robinson.

Additionally, at the closing of the NLASCO acquisition, Mr. Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson’s employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson’s employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term with automatic one-year extensions by agreement of the parties.

The Partnership also leases office space for NLASCO and its affiliates in Waco Texas from affiliates of Mr. Robinson. There are 3 separate leases. The first lease is a month to month lease for office space at a rate of $900.00 per month. The second lease is a month to month lease at a monthly rental rate of $3500.00 per month. The third lease requires payments of $40,408.20 per month and expires on December 31, 2009, but does have renewal options at the discretion of the lessee.

We redeemed our preferred partnership units:

In January 2007, all 705,688 units of our Series “C” preferred partnership units (“PPU”s) were redeemed according to their terms for 1,628,410 shares of ARC common stock.

During the reporting period, ARC granted stock options to four senior executive officers:

On July 27, 2006, the Compensation Committee of ARC’s Board of Directors approved the grant of 500,000 non-qualified stock option awards to four senior executive officers pursuant to ARC’s 2003 Equity Incentive Plan at an exercise price of $10.74 per share, the closing price of ARC’s common stock on the New York Stock Exchange on the date of grant. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award, the second third vesting on the second anniversary date of the award, and the balance vesting on the third anniversary date of the award. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of ARC.

ARC entered into a stockholder rights plan and subsequently amended its charter:

On July 11, 2006 ARC entered into a Stockholder Rights Plan (the “Rights Plan”) under which one right was distributed as a dividend for each share of ARC common stock held by stockholders of record as of the close of business on July 17, 2006. The Rights Plan was adopted as a means to preserve the use of previously accumulated net operating losses, as described below. Effective with the revocation of ARC’s REIT election in March 2006, ARC has been taxed as a corporation for U.S. Federal income tax purposes and its net income has been subject to taxation at regular (or alternative minimum) corporate rates without the benefit of a dividends paid deduction. ARC has net operating losses (“NOLs”) from prior years that are expected to offset substantially its taxable income, if any. Therefore, the preservation of such NOLs is the key to minimizing ARC’s U.S. Federal income tax liability. U.S. Federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a “change in ownership.” Generally, there is a change in ownership if, at any time, one or more 5% shareholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three year period. One of the principal reasons for adopting the Rights Plan was to preserve the use of the NOLs by dissuading investors from aggregating ownership in ARC and triggering such a change in ownership. The Rights Plan was designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares such that they would beneficially own 5% or more of the outstanding shares of ARC’s common stock. The Rights Plan was not adopted in response to any effort to acquire control of ARC. Under the Rights Plan, each right initially entitled stockholders to purchase a fraction of a share of preferred stock at a purchase price of $50.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally were exercisable only if a person or group acquired beneficial ownership of 5% or more of ARC’s common stock or commenced a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of ARC’s common stock. At a special meeting of shareholders held on January 23, 2007, ARC adopted an amendment to its charter, which set limitations on levels of stock ownership. As a result of the actions taken at the meeting on January 23, 2007, ARC’s board of directors amended the rights plan by providing that if the rights were not exercised by January 24, 2007, they were no longer exercisable. No rights were exercised as of January 24, 2007.

We had modifications to our debt agreements:

On July 11, 2006, six of our wholly owned subsidiaries, as co-borrowers, entered into a $230 million mortgage debt facility with Merrill Lynch Mortgage Lending, Inc. Approximately $175 million of the proceeds of the loan were used to repay other debt. The loan agreement is comprised of two components; a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options.  The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points and requires interest-only payments for the term of the loan. The loan is secured by 59 manufactured housing communities located in 18 states as well as an assignment of leases and rents associated with the mortgaged property. The loan is non-recourse with the exception that the repayment of the indebtedness is guaranteed by the Partnership pursuant to a guaranty of non-recourse obligations in the event of declaration of bankruptcy; interference with any of the lenders rights, and asset transfers and other activities in violation of the loan documents. Under the provisions of the loan agreement, we have the right to prepay any portion of the floating rate component, with or without release of the mortgaged property, without penalty. Subsequent to a prepayment of the entire floating rate component of the loan, we have the option to prepay a fixed portion of the loan subject to prepayment fees, yield maintenance or defeasance in accordance with the terms of the loan agreement.

ARC’s board of directors authorized the sale of three communities and we closed on 40 contracted community sales:

During 2006, ARC’s board of directors authorized the sale of three communities in addition to the 38 contracted for sale in 2005. The Partnership closed on 40 of these community sales transactions comprising $85.4 million of cash proceeds net of related debt, defeasance and other closing costs of $75.0 million. We expect to close one remaining sales transaction in 2007. There can be no assurance, however, that the Partnership will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

GENERAL INFORMATION

Our main office is located at 7887 East Belleview Ave., Suite 200, Englewood, CO 80111 and our telephone number is (303) 291-0222. Our internet address is www.aboutarc.com. On our Investor Relations website, which can be accessed through www.aboutarc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our and ARC’s current reports on Form 8-K; ARC’s proxy statement related to ARC’s annual stockholders’ meeting; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations website are available free of charge. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. We will provide, at no cost, a copy of our Codes of Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations. Any materials that the Partnership files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

STRUCTURE OF PARTNERSHIP

General Management

ARC is our sole general partner. Pursuant to our partnership agreement, as the sole general partner, ARC has, subject to certain protective rights of limited partners as described below, full, exclusive and complete responsibility and discretion in the management and control of the Partnership, including the ability to cause the Partnership to enter into certain major transactions including the merger of the Partnership or a sale of substantially all of the assets of the Partnership. The limited partners expressly acknowledged that ARC, as general partner, is acting for the benefit of the Partnership and the limited partners. The Partnership is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause the Partnership to take or decline any actions.

Distributions

The partnership agreement provides that holders of OP units are entitled to receive quarterly distributions of available cash (i) first, with respect to any OP units that are entitled to any preferences in distribution (Series A Preferred Partnership Units), in accordance with the rights of such class of OP units (and, within such class, pro rata in accordance with their respective percentage interests), and (ii) second, with respect to any OP units that are not entitled to any preference in distribution, in accordance with the rights of such class of OP unit (and, within such class, pro rata in accordance with their respective percentage interests). Distributions are declared at the discretion of ARC’s board of directors.

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

BUSINESS OBJECTIVES

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

Presence in Key Markets.   As of December 31, 2006, approximately 74% of our homesites are located in our 20 largest markets. We believe we have a leading market share in 15 of these markets, based on number of homesites. Increasing our presence and market share enables us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the continuing significant size and geographic diversity of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disasters in any one market in which we operate.

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

Community Renovation and Repositioning.   While community acquisition opportunities have historically been a significant focus of our activities, we are currently significantly less focused on such opportunities and more focused on community operations, as discussed above. We have historically utilized a comprehensive process to renovate and reposition the communities we acquire and improve their operating performance. In this process we have focused on (a) identifying and making the acquisition of the community, (b) improving the physical infrastructure and resident quality, (c) increasing occupancy levels (d) and, then, managing the ongoing, long-term operations. Our prior acquisitions generally have targeted communities that demonstrate opportunities for improvement in operating results due to: (i) below market rate leases; (ii) high operating expenses; (iii) poor infrastructure and quality of residents; (iv) inadequate capitalization or (v) a lack of professional management.

Community Acquisitions/Dispositions.   While community acquisition opportunities have historically been a significant focus of our activities, we are currently significantly less focused on such opportunities and more focused on community operations. Over the last eleven years, we have acquired over 340 communities with over 70,000 homesites. With respect to community dispositions, as of December 31, 2006, we have sold almost 70 communities, and expect to close sales of additional communities. We continue to evaluate our property portfolio and may sell and/or acquire additional properties in the future. To the extent that we acquire any new communities, we intend to focus our growth in select markets characterized by limited development, expensive alternative housing costs, a strong, diversified economic base and/or opportunity to increase our market share and achieve economies of scale. There can be no assurances that we will acquire any additional communities in the future or that we will close on the sale of any additional communities in the future.

We evaluate our aggregate community asset pool to determine whether any communities do not meet the established market and asset criteria enumerated above and/or whose cost of operating, development, refurbishment or occupancy fill we consider inordinately high. Historically, the Partnership has and may continue to acquire such communities in order to facilitate multiple community acquisitions we believe to be essential to planned, strategic growth. In selling communities, we have focused on communities that are in isolated markets where we cannot readily achieve economies of scale, that cannot be readily reached by district management, or that require extensive expenditures of capital and management time in relation to the potential benefit. We also consider the benefits we may obtain from the liquidity provided in the sale that we can better deploy in other development activities elsewhere. As such, we may consider selling those communities that are fully developed and offer little growth prospects in addition to those that require excess capital investment in relation to the future benefit.

INSURANCE OPERATIONS

NLASCO specializes in providing fire and homeowners insurance for low value dwellings and manufactured homes, primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO targets underserved markets that require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents. Within these markets, NLASCO capitalizes on its superior local knowledge to identify profitable underwriting opportunities. NLASCO believes that it distinguishes itself from competitors by delivering products that are not provided by many larger carriers, providing a high level of customer service and responding quickly to the needs of its agents and policyholders. NLASCO applies a high level of selectivity in the risks it underwrites and uses a risk-adjusted return approach to capital allocation, which NLASCO believes allows it to consistently generate underwriting profits.

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC a financial strength rating of “A” (Excellent) in 2005 and ASIC a rating of “B++” (Very Good) in 2005. An “A” rating is the third highest of 15 rating categories used by A.M. Best, and a “B++” rating is the fifth highest of 15 rating categories. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings. A.M. Best has announced that they have reviewed the terms of our acquisition of NLASCO and do not intend to take action with respect to NLIC or ASIC ratings at this time.

LEASES

Home site leases for homeowners are typically month-to-month, unless a longer term is required by state law, and require homeowners to maintain their home to applicable community standards. Leases for rental homes are typically for a term of one year and require us to maintain the home. Leases under our lease-with-option to purchase program are typically for a 24 to 48 month term.

RENTAL HOMES

We established our rental home program in the fourth quarter of 2000. We receive home renter rental income from persons who rent homes and homesites from us. As of December 31, 2006, we owned 9,697 rental homes with an occupancy rate of 89.4%. During 2006, 2005 and 2004 we purchased 883, 4,338 and 3,622 rental homes, respectively. Our purchases in 2004 included approximately 750 of such manufactured homes in connection with our purchase of 90 manufactured home communities from Hometown America, L.L.C. (“Hometown”).

HOME SALES

Through our in-community home sales business, we sell older homes that are vacant or coming off lease for cash and sell newer homes primarily with credit. We support our community managers with a sales management organization. We acquire manufactured homes in quantities and at prices enabling us to provide our prospective residents a convenient turnkey housing option in our communities at a reasonable price. Homes available for purchase include our rental homes and a mix of new and used single-section and multi-section homes located in our communities. We strive to provide homes that generally are priced competitively with comparable homes available from retail sellers in the marketplace.

The significant changes in the manufactured housing industry, particularly the shortage of consumer financing to support sales of manufactured homes for placement in our communities, have required us to change our approach to filling vacancies. Beginning in late 2002 we redirected our retail home sales efforts away from a retail dealership presence and into an in-community presence focused exclusively on sales of homes in our communities to parties who currently are or will become residents. During 2003 we ceased operation of our stand-alone retail dealership locations, recording charges to reduce the carrying value of fixed assets to fair value. Our in-community retail home sales business operates in conjunction with our consumer finance business through which we provide credit to qualified buyers of homes in our communities.

IN-COMMUNITY FINANCING

Our in-community finance initiative is designed to maintain and/or increase occupancy and provide a service to residents and other prospective purchasers seeking a convenient turnkey housing option. We provide loans to qualifying buyers to facilitate their purchase of manufactured homes that are located in our communities. We focus on financing homes, generally ranging from $10,000 to $50,000, through loans with terms of 8 to 15 years, that we believe will result in greater value to our customers and better performing loans for us.

THE MANUFACTURED HOUSING COMMUNITY INDUSTRY

The manufactured housing industry represents a meaningful portion of the U.S. housing market. According to the U.S. Census Bureau 2005 American Community Survey, manufactured housing represents seven percent of all housing units in the United States. The manufactured housing industry is primarily focused on providing affordable housing to moderate-income customers. A manufactured home is a single-family house constructed entirely in a factory rather than at a homesite, with generally the same materials found in site-built homes and in conformity with Federal construction and safety standards. There are two basic categories of manufactured homes: single-section and multi-section, ranging from 500 square feet to approximately 2,000 square feet or larger. Manufactured homes are available in a variety of architectural styles and floor plans, offering a variety of amenities and custom options including additional site-built structures, such as garages and storage sheds.

A manufactured home community is a land-lease community designed and improved with homesites for the placement of manufactured homes and includes related improvements and amenities. Modern manufactured home communities generally are similar to typical residential subdivisions and contain centralized entrances, paved streets, curbs and gutters. In addition, such communities often provide a variety of amenities and facilities to residents such as a clubhouse, swimming pool, playground, basketball court, picnic area, tennis court and cable television service. Utilities are provided or arranged for through public or private utilities, while some community owners provide these services from on-site facilities. Manufactured home communities typically range in size from a dozen homesites to over 1,000 homesites in a master planned development setting. Manufactured home communities primarily fall into two categories—all-age communities and age-restricted communities, commonly referred to as retirement communities.

Each homeowner in a manufactured home community leases a site on which a home is located from the community. The manufactured home community owner owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance of the community. Generally, each homeowner is responsible for the maintenance of his home and upkeep of his leased site. In some cases, customers may rent homes or enter into a lease-to-own contract with the community owner maintaining ownership and responsibility for the maintenance and upkeep of the home during the lease period. Both of these options provide flexibility for customers seeking a more affordable, shorter term housing option and allow the community owner to meet a broader demand for housing, thus improving occupancy and cash flow.

We believe manufactured home communities have several characteristics that make them an attractive investment when compared to certain other types of real estate, particularly multifamily, including:

•       Significant Barriers to Entry. We believe the supply of new manufactured home communities will be constrained due to significant barriers to entry present in the industry, including: (i) various zoning restrictions and negative zoning biases against manufactured home communities; (ii) substantial upfront costs associated with the development of infrastructure, amenities and other offsite improvements required by various governmental agencies, and (iii) a significant length of time before lease-up and revenues can commence.

•       Large Demographic Group of Potential Customers. We consider households earning between $25,000 and $50,000 per year to be our core customer base. This demographic group represents approximately 26% of overall U.S. households, according to the U.S. Census Bureau Current Population Survey of 2005 data.

•       Stable Resident Base. We believe manufactured home communities tend to achieve and maintain a stable rate of occupancy, with an average residency tenure of approximately five to seven years, due to the following factors: (i) residents generally own their own homes; (ii) moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of on-site improvements made by the resident such as decks, garages, carports and landscaping; and (iii) residents enjoy a sense of community inherent in manufactured home communities similar to residential subdivisions.

•       Fragmented Ownership of Communities. Manufactured home community ownership in the U.S. is highly fragmented, with a majority of manufactured home communities owned by individuals. The top five manufactured home community owners control approximately 6% of the total number of manufactured home community homesites.

•       Low Recurring Capital Requirements. While manufactured home community owners are responsible for maintaining the infrastructure of the community, each homeowner is responsible for the upkeep of his or her own home and homesite, thereby reducing the manufactured home community owner’s ongoing maintenance expenses and capital requirements.

•       Affordable Homeowner Lifestyle. Manufactured home communities offer an affordable lifestyle typically unavailable in apartments, including lack of common walls, a yard for each resident, three bedroom/two bathroom or larger floor plans and a sense of community based on length of residency tenure, community layout and resident interaction fostered through community activities and programs.

The manufactured housing industry continues to face a challenging operating environment which has resulted in losses, exits from the industry and significant curtailment of activity among manufacturers, retailers and consumer finance companies. According to MHI, industry shipments (a measure of manufacturers’ home production and wholesale sales) have declined from 372,843 homes in 1998 to 117,510 homes in 2006. We believe this decline in production and sales is largely the result of an over-supply of consumer credit from 1994 to 1999, which led to over-stimulation in the manufacturing, retail and finance sectors of the industry. Current industry conditions are further exacerbated by low mortgage interest rates and less stringent credit requirements for the purchase of entry-level site-built homes, thereby reducing the price competitiveness of manufactured housing.

We expect industry conditions to remain difficult for the foreseeable future, based partly on overall economic conditions throughout the U.S. and a continued shortage of available consumer financing for manufactured home buyers. We anticipate that demand for manufactured housing and manufactured home communities will improve if home mortgage interest rates return to higher historic levels, which should reduce the pricing differential between home mortgage interest rates and interest rates for financing the purchase of a manufactured home.

Within the manufactured home community sector, community operators are currently facing several challenges, including: (i) repossessions and abandonment of manufactured homes resulting in an increase in bad debt expense; (ii) a shortage of available consumer financing for buyers of manufactured homes; (iii) overall economic conditions throughout the United States; and (iv) a relatively low mortgage interest rate environment for financing purchases of entry-level site-built homes.

COMPETITION

We compete with other owners and operators of manufactured home communities, as well as owners, operators and suppliers of alternative forms of housing such as multifamily housing and site-built homes. All of our properties are located in markets that include other manufactured home communities. The number of competing manufactured home communities in a particular market could have a material effect on our ability to lease sites and to maintain or raise rents. In addition, our communities generally are located in developed areas that include other competitive housing alternatives, such as apartments, land available for the placement of manufactured homes outside of established communities and new or existing site-built housing stock. The availability of these competing housing options in the markets in which we operate could have a material effect on our occupancy and rents. See “Risk Factors—Risks Related to Our Properties and Operations.” With respect to acquisitions, we may compete with numerous other potential buyers (some with potentially greater resources or superior information), which could drive up acquisition costs and/or impede our ability to acquire additional communities at acceptable prices.

NLASCO competes with a large number of other companies in its selected lines of business, including major U.S. and non-U.S. insurers, regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. The personal lines market in Texas is dominated by a few large carriers and their subsidiaries and affiliates, including State Farm, Allstate, Farmers and USAA. According to the Texas Department of Insurance, the top ten insurers writing homeowners insurance accounted for approximately 85% of the market in 2005. NLASCO competes for business on the basis of a number of factors, including price, coverages offered, customer service, relationships with agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings. In its personal lines business, NLASCO’s competitors include Republic Companies Group, Inc., Columbia Lloyds, Foremost, American Modern Home Group and American Reliable. In its commercial lines business, NLASCO’s competitors include Travelers, Safeco and Republic. NLASCO seeks to distinguish itself from its competitors by targeting an underserved market segment that provides NLASCO with the best opportunity to obtain favorable policy terms, conditions and pricing.

REGULATION

Manufactured Housing Activities

Generally, manufactured home communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Each state and, in some instances individual municipalities, have enacted laws that govern the relationships between landlord and tenants. Changes in any of these laws or regulations, as well as changes in laws increasing the potential liability for environmental conditions or circumstances existing on properties or laws affecting development, construction, operation, upkeep and safety requirements may result in significant unanticipated expenditures, loss of homesites or other impairments to operations, which would adversely affect our cash flows from operations.

The Federal Fair Housing Act, its state law counterparts and the regulations promulgated by HUD and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) and handicap (disability) and, in some states, on financial capability. A failure to comply with these laws in our operations could result in litigation, fines, penalties or other adverse claims, or could result in limitations or restrictions on our ability to operate, any of which could have an adverse effect on our cash flows from operations.

A variety of laws affect the sale of manufactured homes on credit, including the Federal Consumer Credit Protection Act (Truth-in-Lending), Regulation Z, the Federal Fair Credit Reporting Act and the Federal Equal Credit Opportunity Act, as well as similar state laws or regulations. The Federal Trade Commission has issued or proposed various Trade Regulation Rules dealing with unfair credit practices, collection efforts, preservation of consumers’ claims and defenses and the like.

A variety of laws affect lease with option to purchase arrangements for manufactured homes, including Regulation M, as well as similar state laws. We have developed a lease with option to purchase program which seeks to comply with these laws, but there is little or no interpretation or precedent with respect to the application of these laws to our program. A failure to comply with these laws could result in significant costs of bringing our program into compliance, legal actions and limitations or restrictions on our ability to operate, any of which could have an adverse affect on our cash flows from operations.

Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws also exist that may require modifications to the properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature and in substantial capital expenditures. To the extent our properties are not in compliance, we are likely to incur additional costs to comply with the ADA.

Warranties provided by us are subject to a variety of state laws and regulations. Our sale of manufactured homes may be subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto. Sales practices are governed at both the Federal and state level through various consumer protection trade practices and public accommodation laws and regulations.

Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

Insurance Activities

NLASCO’s insurance subsidiaries, National Lloyds Insurance Company and American Summit Insurance Company, (“NLIC” and “ASIC”), are subject to regulation and supervision in the states in which they are licensed to do business. This regulation and supervision is vested in state agencies having broad administrative power over the various aspects of the business of NLIC and ASIC.

State insurance holding company regulation

NLASCO controls two operating insurance companies, NLIC and ASIC, and is subject to the insurance holding company laws of Texas, the state in which those insurance companies are domiciled. These laws generally require NLASCO to register with the Texas Insurance Department and periodically to furnish financial and other information about the operations of companies within its holding company structure. Generally under these laws, all transactions between an insurer and an affiliated company in its holding company structure, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if satisfying a specified threshold amount or of a specified category, require prior notice and approval or non-disapproval by the Texas Insurance Department.

Changes of control

Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the Texas Insurance Department. Prior to granting approval of an application to acquire control of an insurer, the Texas Insurance Department will consider such factors as:

•       the financial strength of the applicant;

•       the integrity and management experience of the applicant’s board of directors and executive officers;

•       the acquirer’s plans for the management of the domestic insurer;

•       the acquirer’s plans to declare dividends, sell assets or incur debt;

•       the acquirer’s plans for the future operations of the domestic insurer;

•       the impact of the acquisition on continued licensure of the domestic insurer;

•       the impact on the interests of Texas policyholders; and

•       any anti-competitive results that may arise from the consummation of the acquisition of control.

Pursuant to the Texas insurance holding company statutes, “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the state’s insurance department, after notice and a hearing, may determine that a person or entity that directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company nonetheless “controls” the company. Because a person acquiring 10% or more of NLASCO’s common stock would indirectly control the same percentage of the stock of ASIC and two affiliated corporations controlling NLIC, the change of control laws of the State of Texas would apply to such a transaction, of which the proposed acquisition of NLASCO by ARC would be included.

These laws may discourage potential acquisition proposals and may delay, deter or prevent change of control transactions involving NLASCO’s insurance subsidiaries and affiliates, including those that some or all of ARC’s stockholders might consider to be desirable.

National Association of Insurance Commissioners

The National Association of Insurance Commissioners (“NAIC”) is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting for insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Certain Model Insurance Laws, Regulations and Guidelines, or Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws which provide for substantially similar regulations to those described in such Model Laws is a requirement for accreditation by the NAIC.

The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Texas Insurance Department has generally adopted these codified statutory accounting practices.

Texas has also adopted laws substantially similar to the NAIC’s “risk based capital,” or RBC laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Texas Insurance Department to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2006, NLASCO’s capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In its 2006 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System, or IRIS, was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business. For 2006, all ratios for both NLIC and ASIC were within the usual values.

The NAIC has recently adopted an amendment to its “Model Audit Rule” in response to the passage of SOX. The amendment is effective for financial statements for accounting periods after January 1, 2010. The amendment addresses auditor independence, corporate governance and, most notably, the application of certain provisions of Section 404 of SOX regarding internal control reporting. The rules relating to internal controls apply to insurers with gross direct and assumed written premiums of $500 million or more, measured at the legal entity level (rather than at the insurance holding company level), and to insurers the domiciliary commissioner selects from among those identified as in hazardous condition, but exempts SOX compliant entities. Neither NLIC nor ASIC currently has direct and assumed written premiums of at least $500 million, but it is conceivable that this may change in the future.

Legislative changes

From time to time, various regulatory and legislative changes have been proposed that would adversely affect the insurance industry. Among the proposals that have been or are being considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various Model Laws adopted by the NAIC. NLASCO is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on its financial condition or results of operations.

In 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was modified and extended by the Terrorism Risk Insurance Extension Act of 2005. These Acts created a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This Program helped the commercial property and casualty insurance industry cover claims related to terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, NLASCO is prohibited from adding certain terrorism exclusions to the policies written by its insurance company subsidiaries. The 2005 Act extended the Program through 2007, but eliminated commercial auto, farm-owners and certain other commercial coverages from its scope. In addition, the event trigger was increased for 2006 and again for 2007, and industry retentions and deductibles also escalate through 2007. Although NLASCO is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLASCO’s deductible for 2006 is $26.0 million. Potential future changes to the TRIA could also adversely affect NLASCO by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

In 2003, legislation was passed in Texas that has been described as comprehensive insurance reform significantly changing the regulation of homeowners insurance, and, to a lesser extent, automobile insurance. Prior to 2003, certain types of insurers, including insurance companies on the Lloyd’s plan, reciprocals, county mutuals and farm mutuals, that wrote such lines of insurance were generally exempt from rate regulation. The 2003 legislation eliminated or severely reduced these exemptions, and imposed a new rate regulation regime for all insurers writing these lines of insurance. This legislation also included limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. Further, the Texas Commissioner of Insurance has been given broader authority under the law to order refunds to policyholders when rates charged have been excessive or unfairly discriminatory.

State insurance regulations

State insurance authorities have broad powers to regulate U.S. insurance companies. The primary purposes of these powers are to promote insurer solvency and to protect individual policyholders. The extent of regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative power to state insurance departments. These powers relate to, among other things, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing actuarial requirements and solvency standards, regulating investments and dividends, and regulating policy forms, related materials and premium rates. State insurance laws and regulations require insurance companies to file financial statements prepared in accordance with statutory accounting principles with insurance departments in each state in which they conduct insurance business, and their operations are subject to examination by those departments.

As part of the broad authority that state insurance commissioners hold, they may impose periodic rules or regulations related to local issues or events. A recent example is the state of Louisiana’s prohibition on the cancellation of policies for nonpayment of premium in the wake of Hurricane Katrina. Due to the extent of damage and displacement of people, inability of mail to reach policyholders and inaccessibility of entire neighborhoods, the state of Louisiana prohibited insurance companies from canceling policies for a period of time following the storm. NLASCO anticipates that this moratorium on cancellations will have some negative financial impact, although the ultimate result is not expected to be material.

Periodic financial and market conduct examinations

The insurance departments in every state in which NLASCO’s insurance companies do business may conduct on-site visits and examinations of its insurance companies at any time to review the insurance companies’ financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas Insurance Department will conduct comprehensive examinations of insurance companies domiciled in Texas every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other licensing states under guidelines promulgated by the

NAIC. The Texas Insurance Department completed its last triennial financial examination of NLIC in 2001 and ASIC in 2003. The state did not make any material adverse findings in its reports of examination.

State dividend limitations

The Texas Insurance Department must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer’s extraordinary dividend limit. As of December 31, 2006, the extraordinary dividend limit for NLIC and ASIC, respectively, is $17.6 million and $3.7 million. In addition, NLASCO’s insurance companies may only pay dividends out of their earned surplus.

Statutory accounting principles

Statutory accounting principles (“SAP”) are a comprehensive basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP rules are different from generally accepted accounting principles (“GAAP”) and are intended to reflect a more conservative view of the insurer. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, SAP focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with insurance laws and regulatory provisions applicable in each insurer’s domiciliary state.

While GAAP is concerned with a company’s solvency, it also stresses other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenues and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP. SAP established by the NAIC and adopted by Texas regulators determines the statutory surplus and statutory net income of the NLASCO insurance companies and thus determines the amount they have available to pay dividends.

Guaranty associations

In Texas, and in all of the jurisdictions in which NLIC and ASIC are or in the future may be licensed to transact business, there is a requirement that property and casualty insurers doing business within the jurisdictions participate in guaranty associations, which are organized to pay limited covered benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. States generally permit member insurers to recover assessments paid through full or partial premium tax offsets.

Prior to June 30, 2006, no assessments levied against NLASCO’s insurance subsidiaries with respect to guaranty associations had been material. In July 2006, NLASCO incurred an assessment of $0.4 million with respect to guaranty associations. Property and casualty insurance company insolvencies or failures may result in additional guaranty fund assessments at some future date. At this time NLASCO is unable to determine the impact, if any, that such assessments may have on its financial condition or results of operations. NLASCO has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

National Flood Insurance Program

NLASCO voluntarily participates as a Write Your Own carrier in the National Flood Insurance Program, or NFIP. The NFIP is administered and regulated by the Federal Emergency Management Agency. NLASCO operates as a fiscal agent of the Federal government in the selling and administering of the Standard Flood Insurance Policy. This involves the collection of premiums belonging to the Federal government and the paying of covered claims by directly drawing on funds of the United States Treasury. NLASCO receives allowances from NFIP for underwriting administration, claims management, commission and adjuster fees.

Participation in involuntary risk plans

NLASCO’s insurance companies are required to participate in residual market or involuntary risk plans in various states where they are licensed that provide insurance to individuals or entities that otherwise would be unable to purchase such coverage from private insurers. If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit. These include the Georgia Underwriting Association, Texas FAIR Plan Association, TWIA, the Louisiana Citizens Property Insurance Corporation, or LA Citizens, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association. The above plans recently levied collective assessments totaling $10.4 million on NLASCO’s insurance subsidiaries following Hurricanes Katrina and Rita. Additional assessments, including emergency assessments, may follow. In some of these instances, NLASCO’s insurers should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance. The ultimate impact of the recent hurricanes on the Texas and Louisiana facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.

Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, operating income, expense or cash flow.

RENT CONTROL LEGISLATION

Certain states and municipalities have adopted laws and regulations specifically regulating the ownership and operation of manufactured home communities and others are currently considering adopting such regulations. These laws and regulations include provisions imposing restrictions on the timing or amount of rent increases and granting to community residents a right of first refusal on a sale of their community by the owner to a third party. Enactments of similar laws have been considered from time to time in other jurisdictions. As of December 31, 2006, we owned 5,971 homesites (excluding discontinued operations) in Florida, a state that maintains rent control regulations. These communities represent 10.4% of our total homesites. We presently expect to continue to operate manufactured home communities, and may in the future acquire manufactured home communities, in areas that are subject to one or more of these types of laws or regulations or where legislation with respect to such laws or regulations may be enacted in the future. Laws and regulations regulating landlord/tenant relationships or otherwise relating to the ownership and operation of manufactured home communities, whether currently existing or enacted in the future, could limit our ability to increase rents or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.

INSURANCE

We believe that our properties are covered by adequate fire, flood and property insurance as well as commercial liability insurance provided by reputable companies and with commercially reasonable deductibles and limits. Furthermore, we believe our businesses and business assets are likewise adequately insured against casualty loss and third-party liabilities. Natural disasters, primarily hurricanes, have caused significant increases in insurance costs and deductibles in recent years, and have increased the risk that affordable insurance may not be available in the future.

EMPLOYEES

Our employees are all employed by our management services subsidiary and perform various property management, maintenance, acquisition, renovation and management functions. As of December 31, 2006, our management services subsidiary had 901 full-time equivalent employees.

OUR MARKETS

The following table sets forth certain information regarding our top 20 markets, as defined by management and arranged from our largest market to our smallest top 20 market, as of December 31, 2006:

				Rental
				Income
		Percentage		Per Occupied
	Number of	of		Homesite
	Total	Total	Occupancy	Per Month(2)
Markets(1)	Homesites	Homesites	12/31/06	12/31/06
Dallas—Ft. Worth, TX	7,186	12.5%	79.7%	$405
Atlanta, GA	4,970	8.7%	87.9%	393
Salt Lake City, UT	3,798	6.6%	93.5%	376
Front Range of CO	3,290	5.7%	82.4%	466
Kansas City—Lawrence—Topeka, MO—KS	2,426	4.2%	85.0%	321
Jacksonville, FL	2,259	4.0%	90.1%	383
Wichita, KS	2,163	3.9%	57.7%	319
St. Louis, MO—IL	1,917	3.4%	76.1%	335
Oklahoma City, OK	1,891	3.4%	76.6%	333
Orlando, FL	1,858	3.2%	92.6%	397
Greensboro—Winston Salem, NC	1,396	2.4%	65.3%	301
Davenport—Moline—Rock Island, IA—IL	1,382	2.4%	84.8%	318
Elkhart—Goshen, IN	1,209	2.1%	86.6%	382
Charleston—North Charleston, SC	1,184	2.1%	77.9%	307
Raleigh—Durham—Chapel Hill, NC	1,093	1.9%	90.6%	399
Sioux City, IA—NE	994	1.7%	78.9%	350
Syracuse, NY	939	1.6%	57.8%	384
Des Moines, IA	859	1.5%	87.0%	361
Flint, MI	838	1.5%	69.6%	405
Pueblo, CO	752	1.3%	64.6%	335
Subtotal—Top 20 Markets	42,404	74.1%	81.4%	$377
All Other Markets	14,860	25.9%	85.1%	$341
Total/Weighted Average	57,264	100.0%	82.4%	$367

(1)          Markets are defined by our management.

(2)          Rental Income is defined as homeowner lot rental income, home renter lot and home rental income and other rental income reduced by move-in bonuses and rent concessions. Rental income does not include utility and other income.

ITEM 1A.        RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks, including those described below. You should consider carefully these risk factors together with all of the other information included or incorporated by reference in this report before you decide your actions with respect to our securities. The following risk factors could adversely affect our revenue, expenses, net income, cash flow, ability to service our indebtedness, and ability to make distributions to our shareholders, any of which could adversely affect the trading price of our publicly traded securities.

Risks Related to Our Properties and Operations

Adverse economic or other conditions in the markets in which we do business, including our five largest markets of Dallas/Fort Worth, Texas; Atlanta, Georgia; Salt Lake City, Utah; the Front Range of Colorado; and Kansas City-Lawrence-Topeka, Kansas/Missouri, could negatively affect our occupancy and results of operations.   Our operating results are dependent in part upon our ability to maintain and improve occupancy in our communities. Adverse economic or other conditions in the markets in which we do business, and specifically in metropolitan areas of those markets, may negatively affect our occupancy and rental rates, which in turn, may negatively affect our revenues. If our communities and our financing activities do not generate sufficient funds to meet our cash requirements, including operating and other expenses and capital expenditures, our net income, cash flow, financial condition, ability to service our indebtedness, and ability to make distributions could be adversely affected, any of which could adversely affect the trading price of ARC’s common stock and our senior exchangeable notes (the “Notes”). The following factors, among others, may adversely affect the occupancy of our communities and/or the revenues generated by our communities:

•       competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes);

•       local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area;

•       the residential rental market, which may limit the extent to which our rents, whether for homes or homesites, may be increased to meet increased expenses without decreasing our occupancy rates;

•       perceptions by prospective tenants of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located;

•       our residents’ performance in accordance with the terms of their conditional obligations;

•       economic factors in each of these markets, such as a loss of a major employer, increases in property tax rates or other similar factors;

•       our ability to provide adequate management, maintenance and insurance; or

•       increased operating costs, including insurance premiums, real estate taxes and utilities, or increased costs due to changes in zoning or ordinance requirements or enforcement of the same.

Our communities located in Dallas/Fort Worth, Texas; Atlanta, Georgia; Salt Lake City, Utah; the Front Range of Colorado; and Kansas City-Lawrence-Topeka, Kansas/Missouri, contain approximately 12.5%, 8.7%, 6.6%, 5.7% and 4.2%, respectively, of our total homesites as of December 31, 2006. As a result of the geographic concentration of our communities in these markets, we are particularly exposed to the risks of downturns in these local economies as well as to other local real estate market conditions or other conditions which could adversely affect our occupancy rates, rental rates, costs of operation and the values of communities in these markets.

Our results of operations also would be adversely affected if our tenants are unable to pay rent or if our homesites or our rental homes are unable to be rented on favorable terms. If we are unable to promptly relet our homesites and rental homes or renew our leases for a significant number of our homesites or rental homes, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our business and results of operations would be adversely affected. In addition, certain expenditures associated with each community (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from such community and could increase without a corresponding increase in rental or other income. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or market conditions.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increase in defaults under existing leases, which would adversely affect our net income, cash flow, financial condition and ability to service our indebtedness, any of which could adversely affect the trading price of ARC’s common stock or the Notes.

We may not be able to maintain and improve our occupancy through expansion of our home rental program and our home lease with option to purchase program, which could negatively affect our revenue and our results of operations.   We have responded to the challenging operating environment for manufactured home communities by developing and implementing a range of programs and initiatives aimed at increasing and maintaining our occupancy, including our home rental program and our home lease with option to purchase program. Our ability to maintain and increase occupancy and improve our operating margins in our existing communities in the future will depend to a certain degree upon the success of these programs.

Pursuant to our rental home program, we acquire manufactured homes, place them on unoccupied homesites in selected communities in our portfolio and lease them, typically for a one-year lease term. We also acquire repossessed homes in our communities through an offer and bid process with third party finance companies. For the year ended December 31, 2006, rental income received from residents of our rental homes totaled $59.3 million. Our overall occupancy at December 31, 2006, excluding communities held for sale, was 82.4% with homeowners occupying 67.3% of our total homesites and tenants in our rental homes occupying approximately 15.1% of our total homesites. If we are unable to maintain and/or improve occupancy in our communities through expansion of our lease with option to purchase program and our home rental program, our operating results may be negatively affected. Our ownership of rental homes also increases our capital requirements and our operating expenses and subjects us to greater exposure to risks such as re-leasing risks and mold-related claims. In addition, any increased sales and leasing activities increase our exposure to these matters as well as to legal and regulatory compliance costs and risks and to litigation and claims arising out of our sales and leasing activities.

Our home lease with option to purchase program is a program that differs significantly from programs offered by some of our competitors, and we are not aware of any home lease with option to purchase program structured similarly to ours. Accordingly, while we believe our program has been structured and is being implemented in compliance with applicable legal and regulatory requirements in all material respects, we have no significant experience operating this program, and neither the structure and terms of the program nor our management and implementation of the program have been subject to review by any court or regulatory agency or authority in any suit or proceeding. We cannot assure you, if any such review were to occur, that the structure and terms of the program and our management and implementation of the program will be found to be in compliance with all such applicable legal and regulatory requirements. Any determination by a court or other agency or authority of competent jurisdiction finding a violation of any applicable legal or regulatory requirements, or the threat of such a determination, could subject us to material costs, fines, penalties, judgments or other payments, or could cause us to have significant issues with respect to the continuance of the program, which could have an adverse effect on our financial condition and results of operations, and also could result in significant changes to the structure and terms of the program, which could increase the costs to us of continuing the program or otherwise adversely affect our ability to continue to maintain the program, which could have an adverse effect on our ability to increase occupancy and improve our results of operations.

We may not be able to maintain and improve our occupancy through our in-community home sales and financing program, which could adversely affect our revenues and our results of operations.   We have responded to the challenging operating environment for manufactured home communities by developing and implementing a range of programs and initiatives aimed at increasing and maintaining our occupancy, including our in-community home sales and financing initiative. Our ability to maintain and increase occupancy and improve our operating margins in our existing communities and retail operations in the future will depend to some degree upon the success of this initiative. Through our in-community home sales and financing initiative, we have expanded our capability both to acquire for-sale manufactured home inventory and sell these homes to customers in our communities at competitive prices and to finance sales of these homes to customers in our communities. We have obtained a multi-year debt facility pursuant to which we will be able to fund up to $125.0 million to support loan originations in connection with the sale of homes in our communities. If we are not able to maintain this debt facility, we do not expect to be able to fully fund this initiative, which could significantly impair our ability to maintain or increase our occupancy in our communities, improve operating margins in our retail operations and to achieve growth in our revenue and overall operating margins. Additionally, if we do not have sufficient overall capital available to purchase additional homes in the future, we may not be able to implement or fully implement these programs or initiatives, which could significantly impair our ability to maintain or increase our occupancy in our communities, improve operating margins in our retail operations and to achieve growth in our revenues and overall operating margins.

The availability of advances of funds under our consumer finance debt facility is subject to certain conditions that are beyond our control. Conditions that could result in our inability to draw on this facility include a downgrade of the lender’s credit rating and the absence of certain markets for financing debt obligations secured by securities or mortgage loans. Funding under this facility may also be denied if the lender determines that the value of the assets serving as collateral would be insufficient to maintain the required 75% loan-to-value ratio upon giving effect to a request for funding. The lender can also at any time require that we prepay amounts funded or provide additional collateral if, in its judgment, this is necessary to maintain the 75% loan-to-value ratio.

Although some members of our management group have experience in the consumer finance business, we have limited operating history and we cannot assure that we will be able to successfully expand this initiative and manage this business. Loans produced by our in-community home sales and financing initiative may have higher default rates than we anticipate, and demand for consumer financing may not be as great as we anticipate or may decline.

Our in-community home sales and financing initiative operates in a regulated industry with significant consumer protection laws, and the regulatory framework may change in a manner which may adversely affect our operating results. The regulatory environment and associated consumer finance laws create a risk of greater liability from our in-community home sales and financing initiative and could subject us to private claims and awards. This initiative is dependent on licenses granted by state and Federal regulatory bodies, which may be withdrawn or which may not be renewed and which could have an adverse impact on our ability to achieve our operating objectives. We have obtained many, and are in the process of obtaining all of the remaining state and local licenses and permits necessary for us to implement this initiative in all of the markets in which we operate.

The terms of our acquisition agreement with Hometown may cause us to incur additional costs and liabilities.   Pursuant to the acquisition agreement with Hometown, we have assumed all liabilities and obligations of Hometown with respect to the Hometown communities and the other acquired assets, whether known or unknown, absolute or contingent, and whether arising before or after the date we acquired the Hometown communities, subject to limited exceptions. In addition, Hometown is not required to indemnify us for any inaccuracy in or breach of any of its representations or warranties in the agreement. As a result of these provisions, we are responsible for liabilities and obligations with respect to the Hometown communities and the other acquired assets for which we have no recourse to Hometown or anyone else, and we may incur unanticipated costs in connection with completion of the Hometown acquisition and the integration of the Hometown communities in excess of our expected costs.

The manufactured housing industry continues to face a challenging operating environment marked by a shortage of available financing for home purchases and a significant decrease in manufactured home shipments, which has put downward pressure on occupancy in manufactured home communities and may continue to do so.   The manufactured housing industry continues to face a challenging operating environment which has resulted in losses, exits from the industry and significant curtailment of activity among manufacturers, retailers and consumer finance companies. When compared to the manufacturing, retail home sales and consumer finance sectors of the manufactured housing industry, the manufactured home community sector has been relatively less affected than the other three sectors but is also facing challenging conditions, including an increase in the number of repossessed and abandoned homes, a shortage of consumer financing to support new manufactured home sales and move-ins and resale of existing homes in manufactured home communities, and historically low mortgage interest rates and favorable credit terms for traditional entry-level, site-built housing, all of which has put downward pressure on occupancy levels in our manufactured home communities and may continue to do so. We expect industry conditions will remain difficult for the foreseeable future, based partly on overall economic conditions throughout the U.S. and a continued shortage of consumer financing for manufactured home buyers.

We have reported historical accounting losses on a consolidated basis since our inception, and we may continue to report accounting losses in the future.   We have had net losses available to Partners of $28.6 million, $203.9 million and $101.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. There can be no assurance that we will not continue to incur net losses in the future.

We may not be successful in identifying suitable acquisitions that meet our criteria or in completing such acquisitions and successfully integrating and operating acquired properties, which may impede our growth and negatively affect our results of operations.   Our ability to expand through acquisitions has historically been a part of our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our strategy. We may not continue to seek acquisitions, be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria, or be successful in consummating acquisitions or investments on satisfactory terms. If we do not continue to identify or consummate acquisitions it could reduce the number of acquisitions we complete and slow our growth, which could in turn adversely affect the trading price of ARC’s common stock or the Notes.

We continue to evaluate available manufactured home communities in select markets when strategic opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them may be exposed to the following significant risks:

•       we may not have sufficient capital to seek additional acquisitions;

•       we may be unable to acquire a desired property because of competition from local investors and other real estate investors with significant capital, including other publicly traded companies and institutional investment funds;

•       even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price which could reduce our profitability;

•       even if we enter into agreements for the acquisition of manufactured home communities, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•       we may be unable to finance the acquisition at all or on favorable terms;

•       we may spend more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties;

•       we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and consequently our results of operations and financial condition could be adversely affected;

•       market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•       we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

The availability of competing housing alternatives in our markets could negatively affect occupancy levels and rents in our communities, which could adversely affect our revenue and our results of operations.   All of our properties are located in markets that include other manufactured home communities. The number of competing manufactured home communities in a particular market could have a material effect on our ability to lease our homes and/or homesites and to maintain or raise rents. Other forms of multifamily residential properties and single family housing, including rental properties, represent competitive alternatives to our communities. The availability of a number of other housing options, such as apartment units and new or existing site-built housing stock, the comparative pricing of the same, as well as more favorable financing alternatives for the same, could have an adverse effect on our occupancy and rents, which could adversely affect our cash flow, financial condition and results of operations.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow.   We maintain comprehensive liability, fire, flood (where appropriate), extended coverage and rental loss insurance with respect to our properties with policy specifications, limits and deductibles customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flow from, a property, which could adversely affect our financial condition and our ability to make distributions to our Partners. In addition, if any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss or the amount of the loss may exceed our coverage for the loss.

Exposure to mold and contamination related claims that are problematic to insure against could adversely affect our results of operations.   We own a significant number of homes for sale or rental homes, which we lease or sell to third parties. In each of these homes, we run a risk of mold, mildew and /or fungus related claims if these items are found in any home. In addition, we provide water and sewer systems in certain of our communities and we are subject to the risk that if a home is not properly connected to a system, or if the integrity of the system is breached, mold or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards, which could be material. If we become subject to claims in this regard, it could adversely affect our financial condition, results of operations and insurability, ability to service our indebtedness, including the notes, and ability to make distributions, any of which could adversely affect the trading price of ARC’s common stock or the Notes.

Environmental compliance costs and liabilities associated with operating our communities may affect our results of operations.   Under various Federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. All but one of our properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. These environmental audits have not revealed any significant environmental liability that we believe would have a material adverse effect on our business or results of operations. No assurances can be given that existing environmental studies with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of our properties did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties. Furthermore, material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability, which would adversely affect our financial condition and results of operations.

In addition, to the extent we maintain and operate a water delivery system in any community, we are subject to Federal regulations and state statutes regarding the operation of said system.

Increases in taxes may reduce our income.   Costs resulting from changes in real estate tax laws generally are not passed through to tenants directly and will affect us. Increases in income, service or other taxes generally are not passed through to tenants under leases and may adversely affect any net income, cash flow, financial condition, our results of operations, and ability to service our indebtedness, any of which could adversely affect the trading price of ARC’s common stock or the Notes.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents or dispose of our properties.   Certain states and municipalities have adopted laws and regulations specifically regulating the ownership and operation of manufactured home communities. These laws and regulations include provisions imposing restrictions on the timing or amount of rent increases and granting to community residents a right of first refusal on a sale of their community by the owner to a third party. Enactments of similar laws and regulations have been or may be considered from time to time in other jurisdictions. We currently own 5,971 homesites (excluding discontinued operations) in Florida, a state that maintains rent control regulations. These communities represent 10.4% of our total homesites. We presently expect to continue to operate manufactured home communities, and may in the future acquire manufactured home communities, in areas that are subject to one or more of these types of laws or regulations or where legislation with respect to such laws or regulations may be enacted in the future. Laws and regulations regulating landlord/tenant relationships or otherwise relating to the ownership and operation of manufactured home communities, whether currently existing or enacted in the future, could limit our ability to increase rents or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.   Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our properties are substantially in compliance with present requirements, we have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA, the FHAA or other legislation. If one or more of our communities is not in compliance with the ADA, the FHAA or other legislation, then we would be required to incur additional costs to bring the community into compliance. If we incur substantial costs to comply with the ADA, the FHAA or other legislation, our financial condition, results of operations, cash flow, per share trading price of ARC’s common stock or the Notes and our ability to satisfy our debt service obligations could be adversely affected.

We may incur significant costs complying with other regulations applicable to our business.   The properties in our portfolio are subject to various Federal, state and local regulatory requirements, such as state and local fire, life-safety and utility compliance requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that the properties in our portfolio are currently in material compliance with all applicable regulatory requirements. Requirements may change and future requirements may require us to make significant unanticipated expenditures that could adversely affect our net income, cash flow and financial condition, ability to satisfy our debt service obligations and the trading price of ARC’s common stock or the Notes.

Expansion of our existing communities entails certain risks which may negatively affect our operating results.   We may expand our existing communities where a community contains adjacent undeveloped land and where the land is zoned for manufactured housing. The manufactured home community expansion business involves significant risks in addition to those involved in the ownership and operation of established manufactured home communities, including the risks that financing may not be available on favorable terms for expansion projects, that the cost of construction may exceed estimates or budgets, that construction and lease-up may not be completed on schedule resulting in increased debt service expense and construction costs, that long-term financing may not be available on completion of construction, and that homesites may not be leased on profitable terms or at all. In connection with any expansion of our existing communities, if any of the above occur, our financial condition and results of operations could be adversely affected.

Risks Related to the NLASCO Acquisition

Our management has limited prior experience operating an insurance company like NLASCO and therefore may have difficulty in successfully and profitably operating NLASCO or complying with regulatory requirements applicable to insurance companies.

Our management has limited experience operating an insurance company like NLASCO or complying with regulatory requirements applicable to insurance companies like NLASCO. Operating an insurance company is complex. The insurance industry is highly competitive and has historically been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors. In addition, insurance companies are subject to comprehensive regulation and supervision in those states in which they write insurance policies and in which they are domiciled. Significant changes in the political and regulatory climate could result in changes in these laws and regulations and could make it more expensive or less profitable for us to manage an insurance company. Because we could encounter difficulties in operating an insurance company and complying with regulatory requirements applicable to insurance companies, you should be especially cautious in drawing conclusions about the ability of our management team to execute its business strategies as they relate to this acquisition.

We may fail to realize many of the anticipated potential benefits of the NLASCO acquisition.

Achieving the anticipated benefits of the acquisition will depend in part upon whether we can integrate NLASCO’s operations into our own in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of certain operations post acquisition will require the dedication of significant management resources, which may temporarily distract management’s attention from day-to-day business. Employee uncertainty and/or lack of management focus during the integration process may also disrupt our business and NLASCO’s business. Any inability of our management to integrate successfully NLASCO’s operations into our own could have a material adverse effect on our business and results of our operations. We may not be able to achieve the anticipated cross-selling opportunities, the development and marketing of more comprehensive insurance product offerings, cost savings, revenue growth or the consistent use of our best practices. A failure of our due diligence process to identify significant issues with respect to product quality and development, information technology, and legal and financial contingencies or other liabilities could lead to unanticipated complications. Such complications could result in significant losses since the acquisition is structured as a stock purchase in which we will assume substantially all of the liabilities of NLASCO. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration and transition process, could have an adverse effect upon our revenues, level of expenses and operating results, which may affect the value of ARC’s common stock or the Notes after the closing of the acquisition.

ARC’s  ability to use net operating loss carryovers to reduce future tax payments may be limited.

ARC’s net operating loss and other carryovers (“NOLs”) may be limited if ARC undergoes an ownership change. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership in ARC by more than 50 percentage points looking back over the prior three-year period. If an ownership change occurs, ARC’s ability to use its NOLs to reduce income taxes is limited to an annual amount (“Section 382 limitation”) equal to the fair market value of ARC’s common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service, or IRS. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. Whether or not an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the unused portion of that NOL would be lost. ARC’s use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new NOLs arose).

Based on our knowledge of shareholder ownership of ARC, we do not believe that an ownership change has occurred since the IPO that would limit ARC’s post-IPO NOLs. Accordingly we believe that there is no annual limitation under Section 382 of the Code imposed on ARC’s use of post-IPO NOLs to reduce future taxable income. ARC’s pre-IPO NOLs are subject to an annual limitation of approximately $17 million annually. This annual limitation may cause $12 million of ARC’s pre-IPO NOLs not to be used before the pre-IPO NOLs expire.

The determination of whether an ownership change has occurred or will occur is complicated and therefore, no assurance can be provided as to whether an ownership change has occurred or will occur. We have not obtained, and currently do not plan to obtain, an IRS ruling or opinion of counsel regarding our conclusions as to whether the pre-IPO NOLs or post-IPO NOLs are subject to any such limitations. In addition, limitations imposed by Section 382 may prevent ARC from issuing additional common stock to raise capital or to acquire businesses or properties. To the extent not prohibited by ARC’s certificate of incorporation, ARC may decide in the future that it is necessary or in its interest to take certain actions that could result in an ownership change.

In order to avoid an ownership change and preserve the benefits of ARC’s NOLs, on July 11, 2006, ARC entered into a Stockholder Rights Plan, or Rights Plan, which would have been exercisable if a person or group acquired beneficial ownership of 5% or more of ARC’s common stock or commenced a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of ARC’s common stock. At a special meeting of stockholders held on January 23, 2007, ARC’s stockholders approved an amendment to its charter to restrict certain acquisitions of ARC’s securities in order to preserve the benefit of the NOLs. ARC’s board of directors amended the Rights Plan on January 24, 2007, effectively terminating the Rights Plan. If any of ARC’s stockholders increase their beneficial ownership percentage in ARC’s common stock through future acquisitions, there is an increased possibility that the provisions under the charter amendment may be triggered.

The integration of NLASCO’s information systems into our own may be more costly than we anticipate, may not be completed on time or the integrated systems may not function properly.

Our success after the acquisition will depend in part on our ability to efficiently integrate NLASCO’s information systems with our information systems. Our business and NLASCO’s business depend upon numerous information systems for operational and financial information. We may not be able to integrate NLASCO’s systems into our own or implement new information systems that can integrate successfully the disparate operational and financial information systems. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. In addition, the integration of information systems may require modifications, improvements or replacements that may require substantial expenditures and may require interruptions in operations during the integration period. Integration of these systems is further subject to the availability of information technology and skilled personnel to assist us in creating and integrating the systems. If the integration takes longer or is more expensive than anticipated, or if we fail to successfully complete the integration or if the integrated information systems fail to perform as expected, our operations may be disrupted and we may not comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX. This may increase our costs, reduce our revenue and/or harm our business.

We may need to incur significant costs to ensure that NLASCO is in compliance with SOX and even after making such expenditures, we may not be able to achieve compliance.

Prior to its acquisition by us, NLASCO was not required to be in compliance with the provisions of SOX regarding the adequacy of its internal controls. Since ARC affiliated entities are required to comply with SOX, we could incur substantial costs and use a substantial amount of our management’s time to develop the internal controls of NLASCO to achieve compliance with SOX. The incurrence of substantial costs to achieve compliance could adversely affect our financial condition. If we fail to implement, achieve or maintain an effective system of internal controls or to prevent fraud, such failures would require additional disclosures in certain of our filings and we could suffer losses and could be subject to costly litigation. In addition, if we would be required to make additional disclosures in our SEC filings, investors could lose confidence in our reported financial information, and our image and operating results could be harmed, which could have a negative effect on the trading price of ARC’s common stock or the Notes.

If the acquisition’s benefits do not meet the expectations of ARC’s stockholders, the holders of the Notes or financial or industry analysts, the market price of ARC’s common stock or the Notes may decline.

The market price of ARC’s common stock or the Notes may decline as a result of the acquisition if:

•       we do not achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by ARC’s stockholders, the holders of the Notes or financial or industry analysts; or

•       the effect of the acquisition on our financial results is not consistent with the expectations of ARC’s stockholders, the holders of the Notes or financial or industry analysts.

Accordingly, ARC’s stockholders or the holders of the Notes may experience a loss as a result of a decrease in the price of ARC’s common stock or the Notes, respectively.

We may experience difficulties in retaining NLASCO’s current employees after the acquisition and during integration which could cause us to fail to realize the anticipated potential benefits of the acquisition.

Our success in integrating the NLASCO acquisition will depend in part upon our ability to retain the key employees of NLASCO. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with us or NLASCO after integration. Accordingly, we may not be able to retain key employees to the same extent that we and/or NLASCO have been able to do so in the past.

We may experience difficulties in retaining NLASCO’s current agents after the acquisition which could cause us to fail to realize the anticipated potential benefits of the acquisition.

Our success in integrating the NLASCO acquisition also will depend in part on our ability to retain NLASCO’s current agents who write business with NLIC and ASIC. Our inability to retain these agents could have an adverse impact on our business.

Under the NLASCO Agreement, we are required to indemnify the Sellers against certain matters.

Under the NLASCO Agreement, we have agreed, subject to certain minimum and maximum thresholds and other limitations, to indemnify the Sellers against any breach of any representation, warranty or covenant made in connection with the acquisition. These indemnification obligations generally survive closing of the acquisition. Any indemnity payment that we may be required to make to the Sellers could harm our financial results and/or adversely affect our business.

Risks Related to NLASCO’s Business and NLASCO’s Industry

The occurrence of severe catastrophic events may have a material adverse effect on NLASCO, particularly because NLASCO conducts business in a concentrated geographic area.

NLASCO expects to have large aggregate exposures to natural and man-made disasters, such as hurricanes, hail, tornados, windstorms, floods, wildfires and acts of terrorism. NLASCO expects that its loss experience generally will include infrequent events of great severity. Hurricanes Katrina and Rita, which occurred on August 29 and September 24, 2005, respectively, are such examples. The risks associated with natural and man-made disasters are inherently unpredictable, and it is difficult to predict the timing of these events with statistical certainty or estimate the amount of loss any given occurrence will generate. Although NLASCO may attempt to exclude certain losses such as terrorism and other similar risks from some coverages NLASCO writes, it may not be successful in doing so. The extent of losses from a catastrophe is a function of both the total amount of policyholder exposure in the geographic area affected by the event and the severity of the event. The occurrence of losses from catastrophic events may have a material adverse effect on NLASCO’s ability to write new business and on its financial condition and results of operations. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and NLASCO expects that these factors will increase the severity of losses in the future. Factors that may influence NLASCO’s exposure to losses from these types of events in addition to the routine adjustment of losses include: exhaustion of reinsurance coverage; increases in reinsurance rates; unanticipated litigation expenses; unrecoverability of ceded losses; impact on independent agent operations and future premium income in areas affected by catastrophic events; unanticipated expansion of policy coverage or reduction of premium due to regulatory, legislative and/or judicial action following a catastrophic event; and unanticipated demand surge related to other recent catastrophic events, among others.

NLASCO writes insurance primarily in the states of Texas, Arizona, Tennessee, Oklahoma and Louisiana. In 2006, premiums written in Texas accounted for 72% of direct written premiums. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting this region or significant portions of this region could adversely affect NLASCO’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although NLASCO purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $150 million, NLASCO’s losses would exceed the limits of its reinsurance coverage.

NLASCO is exposed to claims related to severe weather and the occurrence of severe weather may result in an increase in claims frequency and exposure amount and could materially adversely affect its financial condition.

NLASCO is subject to claims arising out of severe weather, such as hurricanes, tornados, rainstorms, snowstorms, hailstorms, windstorms and ice storms that may have a significant effect on its financial condition and results of operations. The majority of its business is written in Texas, Arizona and Oklahoma, which have been experiencing extreme drought conditions, making the risk of loss from wildfires more prevalent. The incidence and severity of weather conditions are inherently unpredictable. Some forecasters predict that the world is currently in a cycle of more numerous and more severe hurricanes.

NLASCO’s insured risks generally exhibit higher losses in the second and third quarters of the year due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second quarter historically has experienced the highest frequency of losses associated with these events. For example, for the last five years, the contribution of weather-related catastrophes to the consolidated second quarter net loss ratio was on average approximately four points greater than the average contribution of such catastrophes in the other three quarters. Hurricanes are more likely to occur in the third quarter.

From 2002 through 2006, NLASCO’s average annual net catastrophe losses after reinsurance recoveries were $5.9 million, with an average of two catastrophic events in excess of $1.0 million in losses per year. During this period, the year least impacted by catastrophes (2001) experienced no catastrophic events while the year most impacted (2005) experienced $12.9 million in such losses with two events exceeding $1.0 million. Before reinsurance recoveries, NLASCO incurred $117.2 million (including loss adjustment expenses) in catastrophe related losses in 2005, primarily related to hurricane losses from Katrina and Rita. However, NLASCO’s net loss after reinsurance for the two hurricanes was $12.9 million. NLASCO incurred $6.0 million (including loss adjustment expenses) in catastrophe related losses for the year ended December 31, 2006. For the year ended December 31, 2006, NLASCO’s net catastrophe loss experience was $4.5 million after reinsurance. In addition, NLASCO is exposed to an increase in claims frequency and exposure amount under the homeowners and dwelling fire insurance it writes because property damage may result from severe weather conditions.

Due to the inherent inability to accurately predict the severity and frequency of catastrophe losses, higher than expected catastrophe losses could materially adversely affect NLASCO’s financial condition.

NLASCO utilizes catastrophe modeling to assess its probable maximum insurance losses from hurricane and other wind/hail perils and to structure its catastrophe reinsurance program to minimize its exposure to high severity/high frequency types of losses. Hurricane Katrina highlighted the challenges inherent in predicting the impact of catastrophic events, such as a severe hurricane. The catastrophe models generally failed to adequately project the financial impact of Hurricane Katrina. This experience highlights the limitations inherent in the use of modeling as a means of risk assessment/abatement. If the exposure amount and frequency of catastrophe losses are higher than predicted under NLASCO’s modeling, NLASCO’s financial condition may be materially adversely affected.

If NLASCO cannot price its business accurately, its profitability and the profitability of its insurance companies could be materially adversely affected.

NLASCO’s results of operations and financial condition depend on its ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. To price its products accurately, NLASCO must (1) collect and properly analyze a substantial amount of data, (2) develop, test and apply appropriate pricing techniques, (3) closely monitor and recognize changes in trends in a timely manner and (4) project both severity and frequency of losses with reasonable accuracy. NLASCO’s ability to undertake these efforts successfully and price its products accurately is subject to a number of risks and uncertainties, some of which are outside its control, including:

•       the availability of sufficient reliable data and NLASCO’s ability to properly analyze available data;

•       changes in applicable legal liability standards and in the civil litigation system generally;

•       NLASCO’s selection and application of appropriate pricing techniques;

•       NLASCO’s ability to obtain regulatory approval, where necessary;

•       the uncertainties that inherently characterize estimates and assumptions; and

•       NLASCO’s ability to obtain adequate premium rates to offset higher reinsurance costs.

Consequently, NLASCO could under-price risks, which would adversely affect its profit margins, or it could overprice risks, which could reduce its competitiveness and sales volume. In either case, its profitability and the profitability of its insurance companies could be materially adversely affected.

If NLASCO’s actual losses and loss adjustment expenses exceed its loss and expense estimates, its financial condition and results of operations could be materially adversely affected.

NLASCO’s financial condition and results of operations depend upon its ability to assess accurately the potential losses associated with the risks that it insures. NLASCO establishes reserve liabilities to cover the payment of all losses and loss adjustment expenses incurred under the policies that it writes. Such liability estimates include case estimates, which are established for specific claims that have been reported to NLASCO, and liabilities for claims that have been incurred but not reported, or IBNR. Loss adjustment expenses represent expenses incurred to investigate and settle claims. To the extent that losses and loss adjustment expenses exceed estimates, NLIC and ASIC will be required to increase their reserve liabilities and reduce their income before income taxes in the period in which the deficiency is identified. In addition, increasing reserves causes a reduction in policyholders’ surplus and could cause a downgrading of the ratings of NLIC and ASIC. This in turn could hurt the ability to sell insurance policies.

The liability estimation process for NLASCO’s casualty insurance coverage possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation than is the case with property coverages. Unlike property losses, casualty losses are claims made by third parties of which the policyholder may not be aware and therefore may be reported a significant time after the occurrence, sometimes years later. As casualty claims most often involve claims of bodily injury, assessment of the proper case estimates is a far more subjective process than claims involving property damage. In addition, in determining the case estimate for a casualty claim, information develops slowly over the life of the claim and can subject the case estimation to substantial modification well after the claim was first reported. Numerous factors impact the casualty case reserving process, such as venue, the amount of monetary damage, legislative activity, the permanence of the injury and the age of the claimant.

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and NLASCO expects that these factors will increase the severity of losses in the future. As NLASCO observed in 2005, the severity of some catastrophic weather events, including the scope and extent of damage and the inability to gain access to damaged properties, and the ensuing shortages of labor and materials and resulting demand surge, provide additional challenges to estimating ultimate losses. NLASCO’s liabilities for losses and loss adjustment expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above liabilities established for these costs, NLASCO expects to be required to increase its liabilities with a corresponding reduction in its net income in the period in which the deficiency is identified.

Estimating an appropriate level of liabilities for losses and loss adjustment expenses is an inherently uncertain process. Accordingly, actual loss and loss adjustment expenses paid will likely deviate, perhaps substantially, from the liability estimates reflected in NLASCO’s consolidated and combined financial statements. Claims could exceed NLASCO’s estimate for liabilities for losses and loss adjustment expenses, which could have a material adverse effect on its financial condition and results of operations.

If NLASCO cannot obtain adequate reinsurance protection for the risks it underwrites, NLASCO may be exposed to greater losses from these risks or may reduce the amount of business it underwrites, which may materially adversely affect its financial condition and results of operations.

NLASCO uses reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2006, NLASCO’s personal lines ceded 9% of its direct premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 9% of its direct premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance inclusive of per risk excess and catastrophe has increased 83.1% in 2006. This includes additional catastrophe limits purchased. Reinsurance cost will likely increase for 2007, in part due to the frequency and severity of hurricanes and/or the lack of capacity in the reinsurance market.

From time to time, market conditions have limited, and in some cases have prevented, insurers from obtaining the types and amounts of reinsurance that they have considered adequate for their business needs. Accordingly, NLASCO may not be able to obtain desired amounts of reinsurance. Even if NLASCO is able to obtain adequate reinsurance, it may not be able to obtain it from entities with satisfactory creditworthiness or negotiate terms that it deems appropriate or acceptable. Although the cost of reinsurance is, in some cases, reflected in NLASCO’s premium rates, NLASCO may have guaranteed certain premium rates to its policyholders. Under these circumstances, if the cost of reinsurance were to increase with respect to policies for which NLASCO guaranteed the rates, NLASCO would be adversely affected. In addition, if NLASCO cannot obtain adequate reinsurance protection for the risks it underwrites, it may be exposed to greater losses from these risks or it may be forced to reduce the amount of business that it underwrites for such risks, which will reduce NLASCO’s revenue and may have a material adverse effect on its results of operations and financial condition.

NLASCO could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on NLASCO’s financial condition and results of operations.

Although NLASCO believes that it does not have exposure to the events of September 11, 2001 because it did not have insurance in-force at that time with respect to exposure to such events, NLASCO has exposure to unexpected losses resulting from future man-made catastrophic events, such as acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. In certain instances, NLASCO specifically insures risks resulting from acts of terrorism. Even in cases where NLASCO attempts to exclude losses from terrorism and certain other similar risks from some coverages it writes, NLASCO may not be successful in doing so. Irrespective of the clarity and inclusiveness of policy language, a court or arbitration panel may limit enforceability of policy language or otherwise issue a ruling adverse to NLASCO. Accordingly, while NLASCO believes its reinsurance programs, together with the coverage provided under the Terrorism Act and the Terrorism Extension Act, are sufficient to reasonably limit its net losses relating to potential future terrorist attacks, its reserves may not be adequate to cover losses when they materialize. Under the Terrorism Act, after an act of terrorism is certified by the Secretary of the Treasury, NLASCO may be entitled to be reimbursed by the Federal Government for a percentage of subject losses, after an insurer deductible and subject to an annual cap. The Terrorism Act covers an insurance company’s operations for up to 90% of its losses for 2005 and 2006 and for up to 85% of its losses for 2007, in each case subject to certain mandatory deductibles. The deductible is calculated by applying the deductible percentage to the insurer’s direct earned premiums for covered lines from the calendar year immediately prior to the applicable year. Although the Terrorism Act and the Terrorism Extension Act provide benefits in the event of certain acts of terrorism, such acts may not be extended beyond 2007 or their benefits may be reduced. It is not possible to eliminate completely

NLASCO’s exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, NLASCO’s financial condition and results of operations could be materially adversely affected.

If NLASCO’s reinsurers do not pay losses in a timely fashion, or at all, NLASCO may incur substantial losses that could materially adversely affect its financial condition and results of operations.

As of December 31, 2006 and 2005, NLASCO had $10.2 million and $36.2 million, respectively, in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned premiums. NLASCO expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Since NLASCO remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse NLASCO for losses paid, or delays in reimbursing NLASCO for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations. As an example, if one of NLASCO’s catastrophe reinsurers experienced financial difficulties following one of the major hurricanes in 2005 and had been unable to meet its obligations to NLASCO, NLASCO could have experienced difficulty meeting its obligations to its policyholders.

NLASCO relies on independent insurance agents to distribute its products, and if the agents do not promote NLASCO’s products successfully, NLASCO’s results of operations and financial condition could be adversely affected.

NLASCO’s business depends in large part on the efforts of independent insurance agents to market its insurance products and on its ability to offer insurance products and services that meet the requirements of the customers. While NLASCO strives to offer products its agents require, NLASCO competes for business with other carriers based on the scope of coverage provided in its products, services, commissions and rates. NLASCO’s competitors may offer coverage that is more attractive to particular customers than they offer for a specific product, may price their insurance products more aggressively, may offer higher agent commissions and may devote additional resources to improve their services. Accordingly, NLASCO’s agents may find it easier to promote the programs of NLASCO’s competitors rather than NLASCO’s. If NLASCO’s agents fail or choose not to market its insurance products successfully, its growth may be limited and its financial condition and results of operations may be adversely affected. Additionally, rather than utilizing an independent agent to buy their insurance, consumers may elect to deal with direct-writers or mass marketers who utilize the Internet to advertise and/or underwrite their business. Industry developments that centralize and commoditize insurance products could be detrimental to NLASCO’s agency distribution model of doing business.

Because NLASCO relies on managing general agents, referred to as MGAs, to underwrite some of its products and to administer claims, such managing general agents could expose NLASCO to liability or allocate business away from NLASCO, which could cause NLASCO’s financial condition and results of operations to be adversely affected.

NLASCO has developed programs with MGAs, whereby the MGA will, within the guidelines established by NLASCO, underwrite insurance policies on NLASCO’s insurance subsidiaries’ behalf with oversight by NLASCO. An MGA is a person, firm or corporation that has supervisory responsibility for the local agency and field operations of an insurer in the state where it is organized or that is authorized by an insurer to accept or process on the insurer’s behalf insurance policies produced and sold by other agents. While NLASCO exercises care in the selection of its MGA relationships and regularly audits the performance of its MGAs, NLASCO is at risk for their conduct as a result of the authority it has delegated to them. If one of NLASCO’s MGAs binds NLASCO’s insurance subsidiaries to policies that expose it to unexpected losses or fails to appropriately report claims, NLASCO’s financial condition and results of operations could be adversely affected. For example, if a terminated MGA fails to continue to appropriately report claims during the runoff period, then liabilities for losses and loss adjusted expenses could be deficient, which would impact NLASCO’s results of operations in future periods. Furthermore, subject to contractual limitations, MGAs have the ability to change carriers or increase or decrease the allocation to a particular carrier. An MGA might choose to change carriers or allocations for reasons such as pricing, service, conditions in the reinsurance market or a change in ownership of an MGA.

NLASCO’s success depends in substantial part upon its key employees who have knowledge and experience in its target markets and lines of business.

In order to execute its business strategy successfully, NLASCO must attract and retain qualified executive officers, experienced underwriting and claims personnel and other skilled employees who are knowledgeable about its business. NLASCO relies substantially upon the services of its executive management team and the skilled underwriting, actuarial and claims management teams they supervise. While we anticipate that we will retain all of the key personnel in these areas, if NLASCO were to lose the services of certain members of its management team, its business could be adversely affected. We do not currently have any employment agreements with our employees, but NLASCO has employment agreements with Clifton Robinson, Gordon Robinson and Gregory Vanek. However, Clifton Robinson and Gordon Robinson are serving NLASCO in a reduced capacity following the acquisition, serving more in an advisory role as opposed to being in charge of day-to-day operations, and Gregory Vanek has assumed additional responsibilities with respect to the operations of NLASCO. NLASCO does not currently maintain key man life insurance policies for any of its employees or employment agreements with any of its other employees.

NLASCO’s future growth depends on its ability to hire additional underwriting and marketing personnel.

NLASCO’s future growth will require it to hire additional underwriting and marketing talent as it expands its product offerings. NLASCO’s underwriters manage and review all aspects of its commercial and personal insurance lines and personally underwrite all of its commercial lines policies, all of its personal lines policies that do not satisfy its established underwriting guidelines and a random sampling of those personal lines policies that otherwise do satisfy its established underwriting guidelines. As the underwriting function in many larger carriers becomes increasingly automated, there are fewer skilled underwriters of the type NLASCO requires. As a result, NLASCO may have difficulty finding talented replacements for members of its current underwriting team or additional underwriters that will enable its business to grow. If NLASCO is unable to find talented underwriters to meet the growing demand for its products, its business could be adversely affected.

A decline in NLIC’s and/or ASIC’s financial strength ratings by A.M. Best could cause either of their sales or earnings, or both, to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best maintains a letter scale rating system ranging from “A++ (Superior)” to “F (In Liquidation)” to rate the financial strength of insurance enterprises. NLIC has been rated “A (Excellent)” by A.M. Best, which is the third highest of fifteen rating levels. ASIC has been rated “B++ (Very Good)” by A.M. Best, which is the fifth highest.

Each of NLIC’s and ASIC’s financial strength ratings is subject to periodic review by, and may remain the same, be revised downward, upward or revoked at the sole discretion of, A.M. Best. A decline in either NLIC’s or ASIC’s rating or an announced negative outlook on the rating can cause concern about their viability among agents, brokers and policyholders, resulting in a movement of business away from NLASCO and its insurance company subsidiaries to more highly-rated carriers. In addition, the errors and omissions insurance coverage of many of NLASCO’s independent agents does not provide coverage if the covered agents sell policies from insurers with an A.M. Best financial strength rating of “B+ (Very Good)” or below. As a result, the loss of NLIC’s or ASIC’s A.M. Best financial strength rating, or a reduction to “B+ (Very Good)” or worse, may adversely impact NLASCO’s ability to retain or expand its policyholder base. Periodically, A.M. Best changes its rating methodology and practices. Such changes could result in a reduction of NLIC’s or ASIC’s A.M. Best rating.

Our financial condition could have an adverse impact on NLIC’s and ASIC’s financial strength ratings.

Our financial condition could have an adverse impact on NLIC’s and ASIC’s financial strength ratings by A.M. Best. A.M. Best evaluates a wholly-owned insurance subsidiary in a manner similar to that used with a commercial insurance company, but with consideration given to the financial risk of the parent. A.M. Best applies a risk-evaluation process to the parent and its relationship to the wholly-owned insurance subsidiary. A.M. Best focuses on balance sheet strength (including capital adequacy and loss and loss expense reserve adequacy), operating performance and business profile. As such, any deficiencies in our financial condition could have an adverse impact on NLIC’s and ASIC’s A.M. Best ratings. Any downgrade of these ratings could cause brokers, agents, retail brokers or insureds with whom NLIC and ASIC work to choose other, more highly rated competitors, thus adversely affecting their and our business and results of operations.

A decline in NLASCO’s ratings coupled with a change of control could result in a default under one of its debt agreements.

NLASCO has entered into an indenture under which an aggregate of $20 million in notes are outstanding, which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLASCO’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder’s notes in whole or in part at a price equal to 107.5% of the outstanding principal amount prior to March 10, 2010, or 100.0% thereafter. A change of control under the indenture occurred as a result of our acquisition of NLASCO. As a result, if a downgrading occurs following the acquisition, then each holder of notes under the indenture would have the right to require NLASCO to repurchase its notes. This required repayment risk could cause liquidity issues to both NLASCO and the Partnership, could impair NLASCO’s ability to obtain additional financing and would likely increase the cost of any financing that it does obtain.

The failure of any of the loss limitation methods NLASCO employs could have a material adverse effect on its financial condition and results of operations.

At the present time, NLASCO employs a variety of endorsements to its policies that limits its exposure to known risks, such as exclusions for mold losses and water damage. NLASCO’s policies are also not designed to provide coverage for claims related to exposure to potentially harmful products or substances including, but not limited to, lead paint and silica. NLASCO’s homeowners policies, other than policies specifically written for flood coverage, specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind. In addition, NLASCO’s policies contain conditions requiring the prompt reporting of claims and its right to decline coverage due to late claim reporting. NLASCO’s policies also include limitations restricting the period during which a policyholder may bring a breach of contract or other claim against it, which in many cases is shorter than the applicable statutory limitations for such claims. It is possible that a court or regulatory authority could nullify or void an exclusion or legislation could be enacted modifying or barring the use of endorsements and limitations in a way that would adversely affect NLASCO’s loss experience, which could have a material adverse effect on its financial condition and results of operations.

The effects of emerging claim and coverage issues on NLASCO’s business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect NLASCO’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until long after NLASCO has issued insurance policies that are affected by the changes. As a result, the full extent of liability under NLASCO’s insurance policies may not be known until after a contract is issued.

An example of the potential threats to NLASCO’s business and that of the insurance industry as a whole are legal and regulatory actions that have emerged from the aftermath of Hurricane Katrina. Legal actions have been filed against other insurers in Mississippi and Louisiana seeking to extend coverage under homeowners policies to include rising water from the hurricane storm surge. Many cases on this issue remain pending and, in the event legal or regulatory mandates override the industry standard flood exclusion clauses in homeowners policies, NLASCO could experience a material adverse effect on its financial condition and results of operations. Changes in other legal theories of liability under NLASCO’s insurance policies or the failure of any loss limitation it applies could also adversely impact NLASCO’s financial condition and results of operations.

Because NLASCO’s main source of premiums written is in Texas, unfavorable changes in the economic and/or regulatory environment in that state may have a material adverse effect on its financial condition and results of operations.

Texas accounted for approximately 72% of NLASCO’s direct premiums written in 2006. The loss of a significant amount of NLASCO’s premiums written in Texas, whether due to an economic downturn, competitive changes, regulatory or legislative developments or other reasons, could have a material adverse effect on its financial condition and results of operations.

If NLASCO is unsuccessful in competing against other competitors in the insurance industry, its financial condition and results of operations could be adversely affected.

The insurance industry is highly competitive and has historically been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors. In the current market environment, competition in NLASCO’s industry is based primarily on the following:

•       products offered;

•       service;

•       experience;

•       the strength of agent and policyholder relationships;

•       reputation;

•       speed and accuracy of claims payment;

•       perceived financial strength;

•       ratings;

•       scope of business;

•       commissions paid; and

•       policy and contract terms and conditions.

NLASCO competes with many other insurers, including large national companies who have greater financial, marketing and management resources than NLASCO. Many of these competitors also have better ratings and market recognition than NLASCO. NLASCO seeks to distinguish itself from its competitors by providing a broad product line and targeting those market segments that provide the best opportunity to earn an underwriting profit.

NLASCO also faces competition from entities that self-insure, primarily in the commercial insurance market. From time to time, established and potential customers may examine the benefits and risks of self-insurance and other alternatives to traditional insurance.

In addition, a number of new, proposed or potential industry developments could also increase competition in NLASCO’s industry. These developments include, but are not necessarily limited to, changes in practices and other effects caused by the Internet (including direct marketing campaigns by NLASCO’s competitors in established and new geographic markets), which have led to greater competition in the insurance business and increased expectations for customer service. These developments could prevent NLASCO from expanding its book of business.

NLASCO also faces competition from new entrants into the insurance market. New entrants do not have historic claims or losses to address and therefore may be able to price policies on a basis that is not favorable to NLASCO. New competition could reduce the demand for NLASCO’s insurance products, which could have a material adverse effect on its financial condition and results of operations.

NLASCO’s investment performance may suffer as a result of adverse capital market developments or other factors, which may affect its financial results and ability to conduct business.

NLASCO invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. As of December 31, 2006, NLASCO’s invested assets consisted of $115.1 million in fixed maturity securities, $10.6 million in equity securities and $5.4 million in real estate loans. As of December 31, 2005 and 2004, NLASCO’s invested assets consisted of $114.5 million and $109.2 million in fixed maturity securities, $12.6 million and $11.5 million in equity securities and $6.6 million and $0.6 million in real estate loans, respectively. For the year ended December 31, 2006, NLASCO had $8.1 million of net investment income representing 5.7% of NLASCO’s total revenues and 25.8% of its income before taxes. For the year ended December 31, 2005, NLASCO had $6.4 million of net investment income representing 5.4% of its total revenues and 23.9% of its income before taxes. For the year ended December 31, 2004, NLASCO had $4.4 million of net investment income representing 4.3% of its total revenues and 17.4% of its income before taxes. Although NLASCO’s investment policies stress diversification of risks, conservation of principal and liquidity, its investments are subject to a variety of investment risks, including those relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In particular, the volatility of NLASCO’s claims may force it to liquidate securities, which may cause it to incur capital losses. If NLASCO’s investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. Investment losses could significantly decrease its asset base and statutory surplus, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating. Further, developments in the world’s financial and capital markets, including but not limited to Federal and state legislation related to terrorism insurance and reinsurance, such as the extension of or replacement for the Terrorism Risk Insurance Extension Act of 2005, could adversely affect the performance of NLASCO’s investments. Additionally, inflation could increase beyond NLASCO’s ability to earn investment income to keep pace.

NLASCO’s investment results may be adversely affected by interest rate changes.

NLASCO’s operating results are affected, in part, by the performance of its investment portfolio. NLASCO’s investment portfolio contains instruments, such as bonds, that may be adversely affected by increases in interest rates. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on NLASCO’s financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on NLASCO’s investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond NLASCO’s control.

As of December 31, 2006, mortgage-backed and asset-backed securities constituted 9.8% of NLASCO’s cash and invested assets. As with other fixed-income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose NLASCO to prepayment risks on these investments. When interest rates fall, mortgage-backed securities typically are prepaid more quickly and the holder must reinvest the proceeds at lower interest rates. NLASCO’s mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but NLASCO can make no assurance that it will invest in other mortgage-backed securities that contain this protection. In periods of increasing interest rates, mortgage-backed securities typically are prepaid more slowly, which may require NLASCO to receive interest payments that are below the then prevailing interest rates for longer time periods than expected.

The debt agreements of NLASCO and its controlled affiliates contain financial covenants and impose restrictions on its business.

NLASCO’s loan agreement governing its note due April 2007, with an outstanding principal balance of approximately $3.6 million, contains restrictions on its ability to, among other things:

•       create liens;

•       sell assets;

•       incur additional indebtedness;

•       declare or pay dividends;

•       consolidate or merge;

•       engage in certain businesses;

•       make certain loans, advances or investments;

•       compensate its owners and executives; and

•       enter into transactions with affiliates.

NLASCO’s indenture governing its LIBOR plus 3.40% notes due 2035 contains restrictions on its ability to, among other things, declare and pay dividends and merge or consolidate. In addition, this indenture contains a change of control provision, which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of NLASCO’s equity securities and (ii) if NLASCO’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder’s notes in whole or in part at a price equal to 107.5% of the outstanding principal amount at any time prior to March 10, 2010, and at 100% of the outstanding principal amount thereafter.

NLIC’s surplus indentures governing its LIBOR plus 4.10% notes due 2033 and ASIC’s surplus indenture governing its LIBOR plus 4.05% notes due 2034 contain restrictions on dividends and mergers and consolidations. In addition, NLASCO has other credit arrangements with its affiliates and other third parties.

NLASCO’s ability to comply with these covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default under the loan agreements or indentures governing the notes or under its other debt agreements. An event of default under its debt agreements would permit some of its lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If NLASCO were unable to repay debt to its secured lenders, these lenders could proceed against the collateral securing that debt. In addition, acceleration of its other indebtedness may cause NLASCO to be unable to make interest payments on the notes.

Other agreements that NLASCO or its insurance company subsidiaries may enter into in the future may contain covenants imposing significant restrictions on their businesses that are similar to, or in addition to, the covenants under their existing agreements. These restrictions may affect NLASCO’s ability to operate its business and may limit its ability to take advantage of potential business opportunities as they arise.

The regulatory system under which NLIC and ASIC operate, and potential changes to that system, could have a material adverse effect on their respective business activities.

NLIC and ASIC are subject to comprehensive regulation and supervision in those states in which they are domiciled and write insurance policies. Though NLIC and ASIC currently write most of their policies in Texas, Arizona, Tennessee, Oklahoma and Louisiana, NLIC is licensed in 18 states and ASIC is licensed in 27 states. Laws and regulations pertaining to NLIC and ASIC are generally administered by state insurance departments and relate to, among other things:

•       standards of solvency, including risk-based capital measurements;

•       restrictions on the nature, quality and concentration of investments;

•       required methods of accounting;

•       rate and policy form regulation and other market conduct; and

•       potential assessments for the provision of funds necessary for covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

These state insurance departments also conduct periodic examinations of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. Current or future regulatory requirements may adversely affect or inhibit each of the insurance company’s ability to achieve some or all of its business objectives.

NLIC and ASIC may not be able to obtain or maintain necessary licenses, permits, authorizations or accreditations in states where they are currently licensed or in new states they intend to enter, or they may be able to do so only at a significant cost. In addition, they may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance companies and insurance holding companies, which could result in restrictions on their operating flexibility and could subject them to fines and other sanctions that may have a material adverse effect on their business.

Significant changes in the political and regulatory climate could result in changes in applicable laws and regulations and could make it more expensive and/or less profitable to manage their business. In recent years, the U.S. insurance regulatory framework has come under increased Federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC and state insurance regulators regularly reexamine existing laws and regulations and develop new laws. Changes in laws and regulations or their interpretation could have a material adverse effect on the insurance companies’ financial condition and results of operations.

The activities of the insurance companies’ MGAs are subject to licensing requirements and regulation under the laws of the states in which they operate. The insurance companies’ MGAs’ businesses depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent laws and regulations.

Company licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable company licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally these authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals for various reasons, including the violation of law and conviction of crimes. Other sanctions may include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to policyholders and fines. Although NLASCO and its insurance subsidiaries endeavor to follow practices based on good faith interpretations of laws and regulations, or those generally followed by the industry, these practices may prove to be different from those that the regulatory authorities require.

If the states in which NLIC and ASIC write insurance drastically increase the assessments that insurance companies are required to pay, their and NLASCO’s financial condition and results of operations will suffer.

NLIC and ASIC are subject to a variety of taxes, fines, levies, license fees, tariffs and other assessments that may, from time to time, be material. These assessments are made by the states in which NLIC and ASIC operate and include participation in residual market or involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Due to this participation, NLIC and ASIC may be exposed to material losses. They are also subject to assessments in the states in which they write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer’s percentage of the total premiums written in the relevant state within a particular line of business for the relevant time period. From 1999 to 2004, NLASCO’s other assessments in any year did not exceed $1.0 million. For the year ended December 31, 2004, NLASCO paid no other assessments. For the year ended December 31, 2005, NLASCO’s other assessments were $10.4 million with $4.4 million paid in 2005 and $6.0 million paid in 2006, principally related to Hurricanes Katrina and Rita in Louisiana, Mississippi and Texas (see next paragraph), and additional or emergency hurricane-related assessments could follow. For the year ended December 31, 2006, NLASCO paid an assessment of $0.4 million to cover the claims of an impaired insurer in Texas. As NLIC’s and ASIC’s total premiums written grow, NLASCO’s share of any assessments may increase. However, NLASCO cannot predict with certainty the amount of future assessments, because such assessments depend on factors outside NLASCO’s control, such as the insolvencies of other insurance companies, the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas. Generally, in most states, NLIC and ASIC can take a credit against their premium taxes for these assessments over a stipulated number of years.

NLASCO is subject to assessments from the Georgia Underwriting Association, Louisiana Citizens Property Insurance Corporation or LCPIC, Mississippi Windstorm Underwriting Association, or MWUA,

the Texas FAIR Plan Association and the Texas Windstorm Insurance Association, or TWIA. LCPIC, MWUA and TWIA have estimated plan losses due to losses incurred from the hurricanes that struck Louisiana and Texas in the third quarter of 2005, and are thereby able to levy regular and emergency assessments to participating companies and policyholders, respectively. During the year ended December 31, 2005, NLASCO’s insurance company subsidiaries were assessed $10.4 million based on estimated losses and NLASCO’s market shares in Louisiana, Mississippi and Texas. Additional assessments may follow. NLASCO does not expect such assessments to have a net financial statement impact as all such assessments are recoverable (subject to treaty limits) under its reinsurance treaties. Further, NLASCO may be able to recoup a regular assessment through a surcharge to policyholders. Such recoupments will be refunded to reinsurers as the related premiums are written and collected. NLASCO is required to collect emergency assessments directly from residential property policyholders and remit them to LCPIC as they are collected.

NLASCO continues to monitor developments with respect to various state facilities such as the Georgia Underwriting Association, LCPIC, MWUA, the Texas FAIR Plan Association and the TWIA. The ultimate impact of Hurricanes Katrina and Rita on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit different than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur. However, NLASCO will not incur any net expense or loss from any such assessments due to reinsurance recoveries.

NLASCO may be subject to high retaliatory taxes in several states as a result of its multistate operations, which could have a material adverse impact on its financial condition and results of operations.

Nearly all states impose a retaliatory tax on insurers operating in their state that are domiciled in another state. Retaliatory taxes are based on the principle that if the aggregate taxes, fees and obligations imposed by an insurer’s domiciliary state are greater than the aggregate taxes, fees and obligations imposed by the taxing state, then the difference is payable to the taxing state as a retaliatory tax. For example, the State of Texas imposes various premium-based taxes that, in the aggregate, total approximately 2.0% of gross written premiums in Texas. The State of Illinois imposes various premium-based taxes that, in the aggregate, total approximately 0.5% of gross written premiums in Illinois. The Illinois retaliatory tax provisions would require a Texas-domiciled insurer operating in Illinois to pay the 0.5% aggregate Illinois taxes plus a 1.5% incremental amount representing the difference between the Texas effective rate and the Illinois effective rate. Thus, a Texas-domiciled insurer would pay a 2.0% effective tax in Illinois while an Illinois-domiciled insurer would only pay a 0.5% effective tax. Insurance companies with multi-state operations, like NLASCO, may find themselves subject to high retaliatory taxes in several states, which could have a material adverse impact on NLASCO’s financial condition and results of operations.

NLASCO’s ability to meet ongoing cash requirements and pay dividends may be limited by its holding company structure and regulatory constraints.

NLASCO operates as a holding company. Dividends and other permitted payments from its operating subsidiaries are expected to be its primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to its stockholders. NLIC and ASIC are subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends, which could in turn limit NLASCO’s ability to meet its ongoing cash requirements, including any future debt service payments and other expenses, or to pay dividends.

Current legal and regulatory activities, investigations, litigation proceedings or other activities relating to the insurance industry, including investigations into contingent commission arrangements and insurance quotes regarding NLIC and ASIC, could affect NLASCO’s business, financial condition and results of operations.

Recently, the insurance industry has experienced substantial share price volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed and the solicitation and provision of fictitious, inflated or mischaracterized quotes for insurance coverages. NLASCO paid less than 3.1% of its 2005 gross written premiums to its independent agents pursuant to contingent commission contracts.

NLASCO is unable to predict the potential effects, if any, that these investigations may have upon these arrangements in particular or upon the insurance markets and industry business practices in general or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could materially and adversely affect its business, financial condition and results of operations.

NLIC and ASIC are subject to periodic financial and market conduct examinations by state insurance departments. If these examinations identify significant findings or recommend significant changes to its operations, either insurance company could lose its licenses and/or its financial condition and results of operations could be affected.

The insurance departments in every state in which NLASCO’s insurance companies do business may conduct on-site visits and examinations of its insurance companies at any time and generally for any purpose, including review of NLASCO’s insurance companies’ financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas Department of Insurance will conduct comprehensive examinations of NLASCO’s insurance companies every three to five years. NLIC’s last regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 1997 through December 31, 2001, including material transactions and/or events occurring after December 31, 2001. ASIC’s last regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 2001 through December 31, 2003, including certain material transactions and/or events occurring after December 31, 2003. Neither examination resulted in any significant regulatory compliance issues being raised by the Texas Department of Insurance.

The March 26, 2002 Market Conduct Examination Report for ASIC issued by Arizona’s Department of Insurance contained a recommendation that the Arizona Director of Insurance determine if cause existed to take disciplinary action against ASIC for various apparent law violations cited in the report. Subsequent to the issuance of the report, ASIC entered into a voluntary Consent Order with the Arizona Department of Insurance pursuant to which ASIC agreed to undertake various remedial actions in respect of the apparent law violations cited in the report. ASIC made reports to the Arizona Department required by the Consent Order, and the Arizona Department of Insurance has advised that, while compliance with the Consent Order is subject to further verification upon future examination, the Arizona Department of Insurance is satisfied that ASIC has completed the remedial requirements of the Consent Order. While there were no material adverse findings or recommended changes to NLASCO’s or its insurance company subsidiaries’ operations identified in the recently completed financial examinations conducted by the departments of insurance of other states, there can be no assurance that there will not be adverse findings or recommended changes identified by these or other state insurance departments in the future. In addition, significant adverse findings could lead to a revocation of NLASCO’s or its insurance company subsidiaries’ licenses. Any adverse findings or recommended changes resulting from such financial examinations, or from any future examinations, could have a material adverse effect on NLASCO’s or its insurance company subsidiaries’ financial condition and results of operation.

NLASCO relies on its information technology and telecommunications systems, and the failure or disruption of these systems could disrupt its operations and adversely affect its results of operations.

NLASCO’s business is highly dependent upon the successful and uninterrupted functioning of its information technology and telecommunications systems. NLASCO relies on these systems to process new and renewal business, issue policies, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. NLASCO’s systems could fail of their own accord or could be disrupted by factors such as natural disasters, power disruptions or surges, failure of third party systems or support, computer hackers, terrorist attacks or other factors beyond its control. Failure or disruption of these systems, or the back-up systems, for any reason could disrupt its operations and adversely affect its results of operations.

Failures in NLASCO’s electronic underwriting system could adversely affect its financial condition and results of operations.

NLASCO’s Internet-based Policy Agency Claim System, or PACS, was primarily developed in-house. PACS is fully integrated and is able to process quotes, policy issuance, billings, payments and claims. The system is designed for ease of use by agents and employees. PACS is an integral part of NLASCO’s success, and the growth of its business is highly dependent upon it. Almost all applications are submitted online. Problems or errors of which NLASCO is not currently aware may have occurred in connection with the installation, upgrading or maintenance of this system or any of its other systems or may result from a major physical disaster or other calamity that causes damage to NLASCO’s systems generally. A loss of PACS or any of NLASCO’s other systems for a sustained period of time could have an adverse impact on its financial condition and results of operations.

Failure to develop an adequate knowledge transfer or a succession plan for NLASCO’s information technology personnel could adversely affect its financial condition and results of operations.

The success of PACS and NLASCO’s other systems depend heavily on the incumbent information technology team that developed the system. A loss of key members of this team without adequate knowledge transfer or a succession plan could disrupt NLASCO’s operations and adversely affect its results of operations.

Claims by third parties that NLASCO infringes their proprietary technology could adversely affect NLASCO’s financial condition and results of operations.

If NLASCO discovers that any of its products or technology that it licenses from third parties violate third party proprietary rights, NLASCO may not be able to reengineer its products or obtain a license on commercially reasonable terms to continue using the products or technology without substantial reengineering, or to otherwise modify programs. In addition, product and technology development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed. In addition, much of the software used by NLASCO may be used subject to a licensing agreement, and NLASCO’s failure to comply with the terms for usage under any such licensing agreement could subject it to claims which could adversely impact its business. Although NLASCO sometimes may be indemnified by third parties against claims that licensed third party technology infringes proprietary rights of others, this indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective. NLASCO currently does not have liability insurance to protect against the risk that its technology or future licensed third party technology infringes the proprietary rights of others. Any claim of infringement, even if invalid, could cause NLASCO to incur substantial costs defending against the claim and could distract its management from the business. Furthermore, a party making such a claim could secure a judgment that requires NLASCO to pay substantial damages. A judgment could also include an injunction or other court order that could prevent NLASCO from using the products and technologies. Any of these events could have a material adverse effect on NLASCO’s business, operating results and financial condition.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

From time to time, NLASCO may engage in discussions regarding potential acquisitions, including potential acquisitions that could be material to its financial condition and results of operations. NLASCO may acquire whole businesses or books of business that fit its underwriting competencies from insurance companies, MGAs and other agents. In addition, NLASCO may expand its business, product offerings and policyholder base by acquiring businesses in areas in which NLASCO has limited operating experience. The process of integrating an acquired company or book of business, including, without limitation, with respect to the recent acquisition of assets of Longhorn General Agency, Inc., may create unforeseen operating difficulties and expenditures. In particular:

•       NLASCO has achieved its prior success by applying a disciplined approach to underwriting and pricing in select markets that are not well served by its competitors. NLASCO may not be able to successfully implement its underwriting, claims management, pricing and product strategies in companies or books of business it acquires;

•       NLASCO may not be able to retain the agents associated with acquired businesses and as a result fail to realize the anticipated potential benefits of the acquisition;

•       NLASCO could be required to implement or remediate controls, procedures and policies for an acquired privately-held company that prior to acquisition may not have been required;

•       An acquisition could present cultural challenges associated with integrating employees from the acquired company into the organization, which could result in a loss of employees from the businesses NLASCO acquires and other adverse consequences;

•       NLASCO’s management may have to divert its time and energy from operating the business to integration challenges;

•       NLASCO could have no prior experience operating the type of business that it acquires, which could create difficulties and result in NLASCO failing to realize many of the anticipated potential benefits of the acquisition; and

•       An acquisition could dilute NLASCO’s book value per share or after-tax return on average equity.

The anticipated benefits of any acquisition may not materialize. Future acquisitions could result in the incurrence of debt or an assumption of inadequate liabilities for losses and loss adjusted expenses or claims management structures, any of which could harm NLASCO’s financial condition. Future acquisitions may require NLASCO to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Applicable insurance laws may make it difficult to effect a change of control of NLASCO.

NLIC and ASIC are domiciled in Texas. Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the Texas Department of Insurance. Acquisition of control would be presumed on the acquisition, directly or indirectly, of 10% or more of NLASCO’s outstanding voting stock, unless the regulators determine otherwise. Prior to granting approval of an application to acquire control of a domestic insurer, the Texas Department of Insurance will consider factors such as:

•       the financial strength of the acquirer;

•       the integrity and management experience of the acquirer’s board of directors and executive officers;

•       the acquirer’s plans for the management of the insurer;

•       the acquirer’s plans to declare dividends, sell assets or incur debt;

•       the acquirer’s plans for the future operations of the domestic insurer;

•       the impact of the acquisition on continued licensure of the domestic insurer;

•       the impact on the interests of Texas policyholders; and

•       any anti-competitive results that may arise from the consummation of the acquisition of control.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of NLASCO, including transactions that some or all of our stockholders might consider desirable.

Risks Related to Our Debt Financings

We are subject to the risks normally associated with debt financing, including the risk that payments of principal and interest on borrowings may leave us with insufficient cash to operate our communities or pay distributions.   As of December 31, 2006, we had approximately $1,046.5 million of outstanding indebtedness, $924.1 million of which was secured. We expect to incur additional debt in the future to the extent necessary to fund our future cash needs, including making additional borrowings under our revolving credit facility or additional borrowings pursuant to other available financing sources. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancing and equity offerings.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•       our cash flow may be insufficient to meet our required principal and interest payments;

•       we may be unable to borrow additional funds, either on favorable terms or at all, as needed, to make acquisitions;

•       we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•       because a portion of our debt bears interest at variable rates, an increase in interest rates could materially increase our interest expense;

•       we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•       after debt service, the amount available for distributions to our stockholders is reduced;

•       our debt level could place us at a competitive disadvantage compared to our competitors with less debt;

•       we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•       we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•       we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•       our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in default on other indebtedness or result in the foreclosures of other properties.

We could become more highly leveraged because our organizational documents contain no limitation on the amount of debt we may incur.   Our organizational documents contain no limitations on the amount of indebtedness that we or our OP may incur. Although we intend to maintain a balance between our total outstanding indebtedness and the value of our portfolio, we could alter this balance at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness.

Increases in interest rates may increase our interest expense, which would adversely affect our cash flow, our ability to service our indebtedness and our ability to make distributions, any of which could adversely affect the trading price of ARC’s common stock or the Notes.   As of December 31, 2006, approximately $98.4 million, or 9%, of our debt was subject to variable interest rates bearing a weighted average interest rate of approximately 7.19% per annum. Of this amount, a total of $60.0 million, or 61% of our variable rate debt, was capped at an interest rate of 7.30% per annum. An increase in interest rates could increase our interest expense, which would adversely affect our cash flow, our ability to service our indebtedness and our ability to make distributions, any of which could adversely affect the trading price of ARC’s common stock or the Notes.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.   We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations and ability to make distributions to our Partners.

Our growth depends on external sources of capital which are outside of our control.   We have historically relied on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•        general market conditions;

•        the market’s perception of our growth potential;

•        our current debt levels;

•        our current and expected future earnings;

•        our cash flow and cash distributions; and

•        the market price per share of ARC’s common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt service obligations or make distributions.

Risks Related to Organizational and Corporate Structure

Our business could be harmed if key personnel terminate their employment with us.   Our success is dependent on the efforts of our executive officers and senior management team. The loss of their services could materially and adversely affect our operations.

We may change our investment and financing strategies and enter into new lines of business without stockholder consent, which may result in riskier investments than our current investments.   We may change our business, investment and financing strategies and enter into new lines of business at any time without the consent of our security holders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this report. A change in our investment strategy or our entry into new lines of business may increase our exposure to interest rate and other risk or real estate market fluctuations.

ARC’s decision not to operate as a REIT could result in higher tax expenses.   ARC has determined that beginning with the tax year ending December 31, 2006, it will no longer operate as a REIT. Because of this decision not to operate as a REIT, ARC will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income and will be subject to U.S. Federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate tax rates. There are uncertainties involving the utilization of net operating loss carry-forwards, including net operating loss restrictions and net operating loss expiration.

Unless entitled to relief under certain statutory provisions, ARC also will be disqualified from electing to be a REIT for the four taxable years following the year during which its qualification was discontinued. This treatment could reduce ARC’s net earnings available for investment or distribution to its stockholders because of the additional tax liability to ARC for the years involved. As a result of the additional U.S. Federal income tax liability, ARC might need to borrow funds or liquidate certain investments on terms that may be disadvantageous in order to pay the applicable tax, and ARC would not be compelled to make distributions under the Internal Revenue Code.

Conflicts of interest could arise as a result of ARC’s relationship with us or our Partners.   Conflicts of interest could arise in the future as a result of the relationships between the Partnership or its Partners, on the one hand, and ARC and its affiliates, on the other. ARC’s directors and officers have duties to ARC under applicable Maryland law in connection with their management of ARC. At the same time, ARC’s directors and officers have fiduciary duties to the general partner and limited partners under Delaware law in connection with the management of the Partnership. ARC’s duties to our Partners may come into conflict with the duties of ARC’s directors and officers to ARC. The partnership agreement does not require us to resolve such conflicts in favor of either our common partnership unitholders or our limited partners.

Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

Additionally, the partnership agreement expressly limits ARC’s liability by providing that ARC, and its officers and directors, will not be liable or accountable in damages to the OP, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if ARC, or such director or officer, acted in good faith. In addition, the OP is required to indemnify ARC, its affiliates and each of ARC’s respective officers, directors, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities, joint or several, expenses, judgments, fines and other actions incurred by ARC or such other persons, provided that the OP will not indemnify for (i) willful misconduct or a knowing violation of the law or (ii) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement.

The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and ARC has not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict ARC’s fiduciary duties that would be in effect under common law were it not for the partnership agreement.

We may suffer adverse consequences if we expand or enter into new non-real estate business ventures.   We own or invest in businesses that currently or may in the future engage in more diverse and riskier ventures, such as the sale of manufactured homes and financing of manufactured home sales on a broader scale (rather than only to customers in our communities), inventory financing, sales of home improvement products, brokerage of manufactured homes, acting as agent for sales of insurance and related products, third-party property management and other non-real estate business ventures that our management and board of directors determine, using reasonable business judgment, will benefit us.

This strategy could expose the holders of our securities to more risk than a business strategy in which our operations are limited to real estate business ventures, because we do not have the same experience in non-real estate business ventures that we do in the ownership and operation of manufactured home communities and the related businesses we conduct.

Our rights and the rights of ARC’s stockholders to take action against ARC’s directors and our officers are limited.   Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, ARC’s charter eliminates ARC’s directors’ and officers’ liability to ARC and its stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. ARC’s bylaws require ARC to indemnify ARC’s directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, ARC and its stockholders may have more limited rights against ARC’s directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by ARC’s directors and officers.

ARC’s ability to use net operating loss carryovers to reduce future tax payments may be limited.   ARC’s net operating loss and other carryovers (“NOLs”) may be limited if ARC undergoes an ownership change. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership in ARC by more than 50 percentage points looking back over the prior three-year period. If an ownership change occurs, ARC’s ability to use its NOLs to reduce income taxes is limited to an annual amount (“Section 382 limitation”) equal to the fair market value of ARC’s common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service (“IRS”). In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. Whether or not an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the unused portion of that NOL would be lost. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new NOLs arose).

Based on our knowledge of shareholder ownership of ARC, we do not believe that an ownership change has occurred since the IPO that would limit ARC’s post-IPO NOLs. Accordingly we believe that there is no annual limitation under Section 382 of the IRS Code imposed on the use of post-IPO NOLs to reduce future taxable income. ARC’s pre-IPO NOLs are subject to a limitation of approximately $17 million annually. This annual limitation may cause $12 million of the pre-IPO NOLs not to be used before the pre-IPO NOLs expire. In addition, we believe that the rights offering and other share issuances related to the acquisition of NLASCO, Inc. in January 2007 did not result in an ownership change.

The determination of whether an ownership change has occurred or will occur is complicated. Therefore no assurances can be provided as to whether an ownership change has occurred or will occur. ARC has not obtained, and currently does not plan to obtain, an IRS ruling or opinion of counsel regarding our conclusions as to whether the pre-IPO NOLs or post-IPO NOLs are subject to any such limitations. In addition, limitations imposed by Section 382 may prevent ARC from issuing additional common stock to raise capital or to acquire businesses or properties. To the extent not prohibited by ARC’s certificate of incorporation, ARC may decide in the future that it is necessary or in its best interest to take certain actions that could result in an ownership change.

In order to avoid an ownership change and preserve the benefits of the NOLs, in January 2007 ARC’s stockholders approved an amendment to the ARC charter to restrict certain acquisitions of ARC’s securities. If any of ARC’s stockholders increase their beneficial ownership percentage in ARC common stock through future acquisitions, there is an increased possibility that the provisions under the charter amendment may be triggered.

Risks Related to Ownership of the Senior Exchangeable Notes (the “Notes”)

The Notes are effectively subordinated to the Partnership’s existing and future secured indebtedness.   The Notes are general obligations of the Partnership. Accordingly, holders of the Partnership’s secured indebtedness will have claims that are superior to the claims of holders of the Notes to the extent of the value of the assets securing that other indebtedness. As of December 31, 2006, the Partnership had approximately $1,046.5 million of outstanding indebtedness, consisting of $924.1 million secured indebtedness, as well as $96.6 million of the Notes and $25.8 million in trust preferred securities which were each unsecured. In the event of a bankruptcy, liquidation or dissolution, the assets which serve as collateral for any secured indebtedness will be available to satisfy the obligations under the secured indebtedness before any payments are made on the Notes. The terms of the indenture governing the Notes do not prohibit the Partnership from incurring future indebtedness.

The Notes are effectively subordinated to liabilities of the Partnership’s subsidiaries.   The Notes are not guaranteed by the Partnership’s subsidiaries and therefore will be effectively subordinated to all indebtedness and other liabilities of its subsidiaries. In the event of a bankruptcy, liquidation or dissolution of a subsidiary, following payment by the subsidiary of its liabilities, the subsidiary may not have sufficient assets to make payments to the Partnership. As of December 31, 2006, the Partnership’s subsidiaries had an aggregate of $1,020.7 million of existing indebtedness. The terms of the indenture governing the Notes do not prohibit the Partnership’s subsidiaries from incurring future indebtedness.

There are no restrictive covenants in the indenture relating to the Partnership’s ability to incur future indebtedness or complete other financing transactions.   The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by the Partnership or any of its subsidiaries. The Partnership therefore may incur additional indebtedness, including secured indebtedness that would be effectively senior to the Notes to the extent of the value of the assets securing such indebtedness, or indebtedness at the subsidiary level to which the Notes would be structurally subordinated. The Partnership cannot assure that it will be able to generate sufficient cash flow to pay the interest on its indebtedness, including the Notes, or that future working capital, borrowings or equity financing will be available to pay or refinance any such indebtedness.

An adverse rating of the Notes may cause their trading price to fall.   If a rating agency rates the Notes, it may assign a rating that is lower than investors’ expectations. Rating agencies also may lower ratings on the Notes in the future. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings in the future, the trading price of the Notes could significantly decline. If we elect to satisfy our exchange obligation to holders by paying the cash value of ARC’s common stock into which the Notes are exchangeable or by a combination of cash and shares of ARC’s common stock, upon exchange of all or a portion of their Notes, holders may not receive any shares of ARC’s common stock, or they might receive fewer shares of ARC’s common stock relative to the exchange value of the Notes. In addition, there will be a significant delay in settlement, and because the amount of cash and/or common stock that a holder will receive in these circumstances will be based on the sales price of ARC’s common stock for an extended period between the exchange date and settlement date, holders will bear the market risk with respect to the market price of the common stock for such extended period. Finally, our liquidity may be reduced to the extent that we choose to deliver cash rather than shares of ARC’s common stock upon exchange of the Notes.

The failure of our results to meet the estimates of market analysis could adversely affect the trading price of the Notes and ARC’s common stock.   We have not in the past and do not intend to provide estimates of our future financial performance to the investor markets. Certain analysts, however, provide their own estimates of our future financial performance based on their review of our public financial information. In the past, our actual results have been below the expectations of such analysts. In the event our results continue to be less than analyst estimates, the trading price of ARC’s common stock could be adversely affected, which could, in turn, adversely affect the trading price of the Notes.

Risks Related to the Securities Markets and Ownership of ARC’s Common Stock

Additional issuances of equity securities and exchange of the Notes for ARC’s common stock will dilute the ownership interest of ARC’s existing stockholders, including former Note holders who had previously exchanged their Notes for shares of ARC common stock.   The exchange of some or all of the Notes will dilute the ownership interests of ARC’s existing stockholders, including former Note holders who had previously exchanged their Notes for shares of ARC common stock. Any sales in the public market of ARC’s common stock to be issued upon such exchange could adversely affect prevailing trading price of ARC’s common stock. In addition, the existence of the Notes may encourage short selling by market participants because the exchange of the Notes could depress the price of ARC’s common stock. ARC may issue equity in the future in connection with strategic transactions, including acquisitions, to adjust its ratio of debt-to-equity, including through repayment of outstanding debt, to fund expansion of our operations, upon exchange of the Notes, or for other purposes. To the extent ARC issues additional equity securities, the percentage ownership into which the Notes would exchange could be reduced.

ARC’s common stock price may experience substantial volatility, which may affect your ability, following any exchange, to sell ARC’s common stock at an advantageous price and could impact the market price, if any, of the Notes.   The market price of ARC’s common stock has been and may continue to be volatile. For example, the market price of ARC’s common stock on the New York Stock Exchange has fluctuated for the period from January 1, 2006 to December 31, 2006 between $8.83 per share and $11.95 per share and may continue to fluctuate. Therefore, the volatility may affect your ability to sell ARC’s common stock at an advantageous price. In addition, this may result in greater volatility in the market price, if any, of the Notes than would be expected for non-exchangeable debt securities. Market price fluctuations in ARC’s common stock may be due to acquisitions, dispositions or other material public announcements, including those regarding distributions or changes in management, along with a variety of additional factors including, without limitation, other risks identified in “Risk Factors” and “Forward-looking Statements.” In addition, the stock markets in general, including the New York Stock Exchange, recently have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market price of ARC’s common stock, and the market price of the Notes.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. THE PROPERTIES

GENERAL

As of December 31, 2006 our portfolio consisted of 275 manufactured home communities comprising 57,264 homesites located in 23 states, generally oriented toward all-age living.

As of December 31, 2006, our communities had an occupancy rate of 82.4%. Leases for homeowners are generally month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit. Under our lease with option to purchase program, residents enter into leases with a twelve to sixty month term, pay a security deposit and option fee and commit to monthly payments creditable to their down payment upon purchase of the home. In the agreement, we commit to the price that the resident will pay for the purchase of the home at the end of the lease.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of December 31, 2006. Rental income includes homeowner rental income and home renter rental income reduced by move in bonuses and rent concessions.

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Dallas—Ft. Worth, TX
Meadow Glen	Keller	TX	409	53.8%	$342
Brookside Village	Dallas	TX	385	78.4%	368
Southfork	Denton	TX	356	73.9%	398
Creekside	Seagoville	TX	301	80.1%	372
Village North	Lewisville	TX	287	97.2%	455
Summit Oaks	Fort Worth	TX	275	80.4%	400
Chalet City	Crowley	TX	256	80.1%	379
Twin Parks	Arlington	TX	247	90.3%	497
Lakewood - TX	Royse City	TX	227	75.8%	412
Arlington Lakeside	Arlington	TX	232	84.1%	418
Quail Run	Hutchins	TX	216	83.3%	405
Willow Terrace	Fort Worth	TX	203	64.0%	431
Highland Acres	Lewisville	TX	195	96.9%	481
Mesquite Meadows	Dallas	TX	200	86.5%	376
Amber Village	Dallas	TX	191	62.3%	430
Denton Falls	Denton	TX	186	54.3%	424
Terrell Crossing	Terrell	TX	191	68.1%	418
Eagle Ridge	Lewisville	TX	187	92.0%	436
Rolling Hills	Dallas	TX	181	89.5%	381
Dynamic	DeSoto	TX	156	88.5%	416
Cottonwood Grove	Plano	TX	149	97.3%	468
Silver Leaf	Mansfield	TX	145	97.2%	360
Mesquite Ridge	Dallas	TX	142	95.1%	398
Aledo	Aledo	TX	140	90.0%	378
Willow Springs	Fort Worth	TX	138	71.0%	449
Dynamic II	DeSoto	TX	131	92.4%	411
Golden Triangle	Coppell	TX	136	86.8%	467
Shadow Mountain	Sherman	TX	129	58.1%	308
El Lago	Fort Worth	TX	121	90.1%	393
Mesquite Green	Dallas	TX	120	95.0%	362
Hampton Acres	DeSoto	TX	118	88.1%	426
Sunset Village	Gainesville	TX	108	67.6%	334
Kimberly @ Creekside	Seagoville	TX	103	82.5%	346
Shady Creek	Seagoville	TX	95	74.7%	406
Oak Park Village (TX)	Coppell	TX	93	92.5%	482
Creekside Estates	Seagoville	TX	91	82.4%	414
Hidden Oaks	Fort Worth	TX	87	65.5%	367
El Dorado	Sherman	TX	79	57.0%	266
Mulberry Heights	Fort Worth	TX	68	58.8%	433
El Lago II	Fort Worth	TX	57	77.2%	408
Zoppe’s	Seagoville	TX	55	85.5%	217
Dallas—Ft. Worth, TX—Total/Weighted Average			7,186	79.7%	$405

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Atlanta, GA
Hunter Ridge	Jonesboro	GA	850	82.1%	$391
Landmark Village	Fairburn	GA	510	79.6%	368
Shadowood	Acworth	GA	507	88.6%	415
Riverdale (Colonial Coach)	Riverdale	GA	436	90.6%	387
Lamplighter Village	Marietta	GA	430	95.8%	426
Stone Mountain	Stone Mountain	GA	355	82.5%	424
Castlewood Estates	Mableton	GA	300	98.3%	365
Woodlands of Kennesaw	Kennesaw	GA	267	91.0%	439
Smoke Creek	Snellville	GA	264	83.7%	402
Four Seasons	Fayetteville	GA	213	88.7%	354
Friendly Village—GA	Lawrenceville	GA	203	98.5%	416
Marnelle	Fayetteville	GA	201	92.0%	402
Plantation Estates	Douglasville	GA	131	93.1%	352
Golden Valley	Douglasville	GA	126	70.6%	371
Lakeside—GA	Lithia Springs	GA	102	95.1%	305
Jonesboro (Atlanta Meadows)	Jonesboro	GA	75	98.7%	304
Atlanta, GA—Total/Weighted Average			4,970	87.9%	$393
Salt Lake City, UT
Camelot	Salt Lake City	UT	379	98.9%	$412
Country Club Mobile Estates	Salt Lake City	UT	323	99.1%	386
Crescentwood Village	Sandy	UT	273	99.6%	385
Windsor Mobile Estates	West Valley City	UT	249	95.6%	411
Evergreen Village	Pleasant View	UT	237	77.2%	363
Villa West (UT)	West Jordan	UT	211	97.6%	408
Lakeview Estates	Layton	UT	209	96.2%	371
Riverdale	Riverdale	UT	208	94.7%	328
Sunset Vista	Magna	UT	204	86.3%	410
Riverside (UT)	West Valley City	UT	200	99.5%	409
Sundown	Clearfield	UT	195	93.3%	371
Viking Villa	Ogden	UT	191	94.2%	294
Washington Mobile Estates	Ogden	UT	186	91.4%	356
Overpass Point MHC	Tooele	UT	181	81.2%	385
Brookside	West Jordan	UT	170	93.5%	387
Western Mobile Estates	West Valley City	UT	144	83.3%	420
Willow Creek Estates	Ogden	UT	137	97.1%	212
Kopper View MHC	West Valley City	UT	61	86.9%	375
Redwood Village	Salt Lake City	UT	40	97.5%	382
Salt Lake City, UT— Total/Weighted Average			3,798	93.5%	$376

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Front Range of CO
Harmony Road	Fort Collins	CO	485	82.9%	$448
Stoneybrook	Greeley	CO	426	51.2%	433
Wikiup	Henderson	CO	339	90.6%	540
Villa West (CO)	Greeley	CO	331	72.5%	384
The Meadows	Aurora	CO	303	88.8%	539
Mountainside Estates	Golden	CO	228	84.2%	531
Thornton Estates	Denver	CO	208	98.6%	464
Countryside (CO)	Greeley	CO	174	90.2%	359
Inspiration Valley	Arvada	CO	140	90.7%	537
Loveland	Loveland	CO	113	92.9%	425
Pleasant Grove (CO)	Fort Collins	CO	112	81.3%	436
Sheridan	Arvada	CO	112	90.2%	536
Grand Meadow	Longmont	CO	104	100.0%	380
Mobile Gardens	Denver	CO	100	84.0%	513
Shady Lane	Commerce City	CO	64	93.8%	380
Commerce Heights	Commerce City	CO	51	96.1%	408
Front Range of CO—Total/Weighted Average			3,290	82.4%	$466
Kansas City—Lawrence—Topeka, MO—KS
Springdale Lake	Belton	MO	443	84.7%	$346
River Oaks	Kansas City	KS	396	73.7%	302
Northland	Kansas City	MO	281	95.0%	334
Ridgewood Estates	Topeka	KS	277	84.5%	308
Easy Living	Lawrence	KS	260	96.5%	317
Meadowood	Topeka	KS	250	84.8%	309
Harper Woods	Lawrence	KS	140	85.0%	342
Shawnee Hills	Topeka	KS	109	64.2%	309
Riverside (KS)	Lawrence	KS	93	93.5%	295
Pine Hills	Lawrence	KS	90	85.6%	297
Brittany Place	Topeka	KS	87	89.7%	355
Kansas City—Lawrence—Topeka, MO—KS—Total/Weighted Average			2,426	85.0%	$321
Jacksonville, FL
Portside	Jacksonville	FL	931	97.3%	$361
CV-Jacksonville	Jacksonville	FL	642	91.6%	396
Ortega Village	Jacksonville	FL	288	67.4%	354
Deerpointe	Jacksonville	FL	210	84.3%	424
Magnolia Circle	Jacksonville	FL	126	90.5%	484
Connie Jean	Jacksonville	FL	62	90.3%	339
Jacksonville, FL—Total/Weighted Average			2,259	90.1%	$383

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Wichita, KS
The Towneship at Clifton	Wichita	KS	538	46.5%	$302
Twin Oaks	Wichita	KS	363	69.1%	301
Chisholm Creek	Wichita	KS	254	53.9%	300
The Woodlands	Wichita	KS	240	67.9%	333
Navajo Lake Estates	Wichita	KS	160	60.6%	374
Glen Acres	Wichita	KS	133	56.4%	318
Sherwood Acres	Wichita	KS	110	57.3%	352
Sleepy Hollow	Wichita	KS	89	29.2%	267
Park Avenue Estates	Haysville	KS	85	72.9%	387
El Caudillo	Wichita	KS	67	85.1%	348
Sunset 77	Douglass	KS	52	48.1%	220
Audora	Wichita	KS	37	83.8%	351
Sycamore Square	Wichita	KS	35	28.6%	236
Wichita, KS—Total/Weighted Average			2,163	57.7%	$319
Orlando, FL
Shadow Hills	Orlando	FL	665	84.2%	$450
Siesta Lago	Kissimmee	FL	489	98.0%	400
Chalet North	Apopka	FL	404	95.3%	387
Carriage Court East	Orlando	FL	128	100.0%	334
Carriage Court Central	Orlando	FL	118	98.3%	301
Wheel Estates	Orlando	FL	54	98.1%	237
Orlando, FL—Total/Weighted Average			1,858	92.6%	$397
St. Louis, MO—IL
Enchanted Village	Alton	IL	520	52.1%	$315
Mallard Lake	Pontoon Beach	IL	277	91.7%	358
Country Club Manor	Imperial	MO	252	84.5%	361
Siesta Manor	Fenton	MO	192	79.7%	317
Brookshire Village	House Springs	MO	191	73.8%	346
Castle Acres	O’Fallon	IL	167	94.6%	299
Rockview Heights	Arnold	MO	100	79.0%	372
Oak Grove	Godfrey	IL	73	79.5%	317
Vogel Manor MHC	Arnold	MO	73	98.6%	295
Bush Ranch	House Springs	MO	46	80.4%	386
Hidden Acres	Arnold	MO	26	88.5%	347
St. Louis, MO—IL—Total/Weighted Average			1,917	76.1%	$335

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Oklahoma City, OK
Burntwood	Oklahoma City	OK	408	82.8%	$302
Westlake	Oklahoma City	OK	335	69.9%	314
Westmoor	Oklahoma City	OK	284	65.8%	409
Meridian Sooner	Oklahoma City	OK	213	87.8%	305
Golden Rule	Oklahoma City	OK	195	84.1%	338
Timberland	Oklahoma City	OK	173	76.9%	351
Overholser Village	Oklahoma City	OK	162	82.7%	340
Misty Hollow	Midwest City	OK	61	52.5%	384
Glenview	Oklahoma City	OK	60	66.7%	312
Oklahoma City, OK—Total/Weighted Average			1,891	76.6%	$333
Greensboro—Winston Salem, NC
Oakwood Forest	Greensboro	NC	468	72.4%	$306
Woodlake	Greensboro	NC	306	62.4%	316
Autumn Forest	Brown Summit	NC	297	40.4%	262
Village Park	Greensboro	NC	241	81.3%	315
Gallant Estates	Greensboro	NC	84	78.6%	260
Greensboro—Winston Salem, NC—Total/Weighted Average			1,396	65.3%	$301
Davenport—Moline—Rock Island, IA—IL
Cloverleaf	Moline	IL	292	92.8%	$309
Silver Creek	Davenport	IA	270	79.3%	284
Five Seasons Davenport	Davenport	IA	259	78.0%	316
Falcon Farms	Port Byron	IL	214	85.5%	349
Lakewood Estates	Davenport	IA	179	93.3%	354
Lakeside—IA	Davenport	IA	123	75.6%	307
Whispering Hills	Coal Valley	IL	45	93.3%	312
Davenport—Moline—Rock Island, IA—IL—Total/Weighted Average			1,382	84.8%	$318
Elkhart—Goshen, IN
Broadmore	Goshen	IN	360	73.1%	$393
Highland	Elkhart	IN	245	93.9%	296
Twin Pines	Goshen	IN	232	92.2%	358
Oak Ridge	Elkhart	IN	205	98.0%	391
Forest Creek	Elkhart	IN	167	83.2%	523
Elkhart—Goshen, IN—Total/Weighted Average			1,209	86.6%	$382
Charleston—North Charleston, SC
Carnes Crossing	Summerville	SC	602	70.6%	$305
Saddlebrook	N. Charleston	SC	425	90.1%	332
The Pines	Ladson	SC	157	72.6%	233
Charleston—North Charleston, SC—Total/Weighted Average			1,184	77.9%	$307

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Raleigh—Durham—Chapel Hill, NC
Green Spring Valley	Raleigh	NC	322	95.3%	$384
Foxhall Village	Raleigh	NC	314	94.3%	430
Deerhurst	Wendell	NC	202	83.2%	380
Stony Brook North	Raleigh	NC	183	96.2%	424
Pleasant Grove (NC)	Fuquay-Varina	NC	72	59.7%	256
Raleigh—Durham—Chapel Hill, NC—Total/Weighted Average			1,093	90.6%	$399
Sioux City, IA—NE
Evergreen Village	Sioux City	IA	518	74.9%	$348
Siouxland Estates	S. Sioux City	NE	273	85.3%	348
Tallview Terrace	Sioux City	IA	203	80.3%	360
Sioux City, IA—NE—Total/Weighted Average			994	78.9%	$350
Syracuse, NY
Casual Estates	Liverpool	NY	806	57.2%	$406
Pine Haven MHP	Blossvale	NY	133	61.7%	258
Syracuse, NY—Total/Weighted Average			939	57.8%	$384
Des Moines, IA
Southridge Estates	Des Moines	IA	251	92.0%	$423
Country Club Crossing	Altoona	IA	226	89.4%	372
Sunrise Terrace	Newton	IA	200	67.0%	228
Ewing Trace	Des Moines	IA	182	98.9%	366
Des Moines, IA—Total/Weighted Average			859	87.0%	$361
Flint, MI
Torrey Hills	Flint	MI	377	73.2%	$414
Villa	Flint	MI	319	57.1%	413
Birchwood Farms	Birch Run	MI	142	88.0%	373
Flint, MI—Total/Weighted Average			838	69.6%	$405
Corpus Christi, TX
Misty Winds	Corpus Christi	TX	340	87.4%	$382
Seascape	Corpus Christi	TX	254	55.5%	329
Seamist	Corpus Christi	TX	157	62.4%	394
Corpus Christi, TX—Total/Weighted Average			751	71.4%	$370
Pueblo, CO
Meadowbrook	Pueblo	CO	387	55.8%	$314
Sunset Country	Pueblo	CO	204	61.8%	365
Oasis	Pueblo	CO	161	89.4%	341
Pueblo, CO—Total/Weighted Average			752	64.6%	$335

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Southern New York
New Twin Lakes	Middletown	NY	257	99.2%	$516
Huguenot Estates	Port Jervis	NY	166	99.4%	386
Spring Valley Village	Spring Valley	NY	136	100.0%	691
Connelly Terrace	Connelly	NY	100	100.0%	382
Washingtonville Manor	Washingtonville	NY	82	100.0%	606
Southern New York—Total/Weighted Average			741	99.6%	$511
Cedar Rapids, IA
Marion Village	Marion	IA	439	74.5%	$289
Cedar Terrace	Cedar Rapids	IA	234	76.1%	290
Cedar Rapids, IA—Total/Weighted Average			673	75.0%	$289
Nashville, TN
Countryside Village (TN)	Columbia	TN	350	63.7%	$367
Shady Hills	Nashville	TN	193	83.9%	302
Trailmont	Goodlettsville	TN	131	77.1%	378
Nashville, TN—Total/Weighted Average			674	72.1%	$348
Manhattan, KS
Colonial Gardens	Manhattan	KS	342	99.7%	$292
Riverchase	Manhattan	KS	159	96.9%	307
Blue Valley	Manhattan	KS	147	98.6%	377
Manhattan, KS—Total/Weighted Average			648	98.8%	$315
Tampa—Lakeland—Winter Haven, FL
Pedaler’s Pond	Lake Wales	FL	214	96.3%	$335
Cypress Shores	Winter Haven	FL	203	87.7%	289
Tampa—Lakeland—Winter Haven, FL—Total/Weighted Average			417	92.1%	$314
Stillwater, OK
Crestview	Stillwater	OK	237	54.4%	$273
Eastern Villa	Stillwater	OK	125	73.6%	285
Countryside (OK)	Stillwater	OK	125	56.0%	300
Oakridge / Stonegate	Stillwater	OK	108	68.5%	321
Stillwater, OK—Total/Weighted Average			595	61.3%	$291
Tyler, TX
Shiloh Pines	Tyler	TX	299	71.2%	$380
Eagle Creek	Tyler	TX	181	87.8%	336
Rose Country Estates	Tyler	TX	103	76.7%	402
Tyler, TX—Total/Weighted Average			583	77.4%	$368

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Las Cruces, NM
Encantada	Las Cruces	NM	354	82.8%	$343
Valley Verde	Las Cruces	NM	220	83.6%	337
Las Cruces, NM—Total/Weighted Average			574	83.1%	$341
Gainesville, FL
Oak Park Village (FL)	Gainesville	FL	343	95.0%	$260
Whitney	Gainesville	FL	206	99.0%	256
Gainesville, FL—Total/Weighted Average			549	96.5%	$258
Scranton—Wilkes-Barre—Hazleton, PA
Maple Manor	Taylor	PA	310	91.0%	$291
Moosic Heights	Avoca	PA	153	91.5%	304
Oakwood Lake Village	Tunkhannock	PA	79	89.9%	273
Scranton—Wilkes-Barre—Hazleton, PA—Total/Weighted Average			542	91.0%	$292
Philadelphia—Wilmington—Atlantic City, PA—NJ—DE—MD
Valley View—Danboro	Danboro	PA	230	100.0%	$368
Valley View—Honey Brook	Honey Brook	PA	144	95.1%	391
Sunnyside	Trooper	PA	71	90.1%	421
Gregory Courts	Honey Brook	PA	40	97.5%	350
Mountaintop	Narvon	PA	39	89.7%	340
Philadelphia—Wilmington—Atlantic City, PA—NJ—DE—MD—Total/Weighted Average			524	96.4%	$377
Southeast Florida
Western Hills	Fort Lauderdale	FL	406	90.4%	$571
Havenwood	Pompano Beach	FL	120	98.3%	448
Southeast Florida—Total/Weighted Average			526	92.2%	$542
Gillette, WY
Eastview	Gillette	WY	209	97.6%	$397
Westview	Gillette	WY	130	97.7%	352
Highview	Gillette	WY	94	98.9%	327
Park Plaza	Gillette	WY	79	98.7%	325
Gillette, WY—Total/Weighted Average			512	98.0%	$362
Casper, WY
Hidden Hills	Casper	WY	128	92.2%	$342
Terrace	Casper	WY	112	94.6%	295
Green Valley Village	Casper	WY	105	94.3%	377
Plainview	Casper	WY	71	90.1%	359
Terrace II	Casper	WY	70	94.3%	324
Casper, WY—Total/Weighted Average			486	93.2%	$338

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Cheyenne, WY
Big Country	Cheyenne	WY	246	75.2%	$278
Cimmaron Village	Cheyenne	WY	154	92.2%	316
Englewood Village	Cheyenne	WY	61	96.7%	343
Cheyenne, WY—Total/Weighted Average			461	83.7%	$301
Grand Forks, ND
Columbia Heights	Grand Forks	ND	302	94.7%	$370
President’s Park	Grand Forks	ND	156	92.3%	335
Grand Forks, ND—Total/Weighted Average			458	93.9%	$358
Salina, KS
Cedar Creek, KS	Salina	KS	155	56.1%	$366
Prairie Village	Salina	KS	130	83.8%	296
West Cloud Commons	Salina	KS	103	68.9%	321
Salina, KS—Total/Weighted Average			388	68.8%	$326
Fayetteville—Springdale, AR
Northern Hills	Springdale	AR	180	88.9%	$287
Western Park	Fayetteville	AR	110	80.9%	302
Oak Glen	Fayetteville	AR	88	89.8%	297
Fayetteville—Springdale, AR—Total/Weighted Average			378	86.8%	$293
Naples, FL
Southwind Village	Naples	FL	362	90.1%	$388
Pocatello, ID
Cowboy	Pocatello	ID	174	71.3%	$355
Belaire	Pocatello	ID	168	77.4%	250
Pocatello, ID—Total/Weighted Average			342	74.3%	$301
Dubuque, IA
Terrace Heights	Dubuque	IA	317	74.4%	$290
Waterloo, IA
Cedar Knoll	Waterloo	IA	290	95.9%	$264
El Paso, TX
Mission Estates	El Paso	TX	286	69.6%	$321
Elmira, NY
Collingwood MHP	Horseheads	NY	103	72.8%	$275
Crestview	Sayre	PA	99	65.7%	301
Chelsea	Sayre	PA	85	95.3%	295
Elmira, NY—Total/Weighted Average			287	77.0%	$290

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Bloombsburg, PA
Brookside Village	Berwick	PA	171	87.1%	$278
Pleasant View Estates	Berwick	PA	110	75.5%	299
Bloombsburg, PA—Total/Weighted Average			281	82.6%	$286
Albany—Schenectady—Troy, NY
Forest Park	Queensbury	NY	183	98.4%	$387
Birch Meadows	Wilton	NY	62	100.0%	396
Park D’Antoine	Wilton	NY	17	100.0%	323
Albany—Schenectady—Troy, NY—Total/Weighted Average			262	98.9%	$385
Chambersburg, PA
Carsons	Chambersburg	PA	131	87.0%	$228
Valley View—Chambersburg	Chambersburg	PA	98	94.9%	230
Green Acres	Chambersburg	PA	24	100.0%	203
Chambersburg, PA—Total/Weighted Average			253	91.3%	$226
Huntsville, TX
Tanglewood	Huntsville	TX	227	79.3%	$321
Hays, KS
Countryside (KS)	Hays	KS	212	73.6%	$285
Somerset, PA
Sunny Acres	Somerset	PA	207	99.0%	$252
Pittsburgh, PA
Suburban Estates	Greenburg	PA	200	94.5%	$248
Schuylkill Haven, PA
Frieden Manor	Schuylkill Haven	PA	193	90.7%	$289
Los Alamos, NM
Royal Crest	Los Alamos	NM	178	75.8%	$481
Killeen-Temple, TX
Bluebonnet Estates	Temple	TX	174	61.5%	$342
Lancaster, PA
Valley View—Ephrata	Ephrata	PA	104	97.1%	$301
Valley View—Ephrata II	Ephrata	PA	43	100.0%	310
Lancaster, PA—Total/Weighted Average			147	98.0%	$304

					Rental Income
					Per Occupied
			Number of	Occupancy	Homesite
Community Name	City	State	Homesites	12/31/06	Per Month
Laramie, WY
Breazeale	Laramie	WY	118	98.3%	$342
Harrisburg-Lebanon-Carlisle, PA
Monroe Valley	Jonestown	PA	44	93.2%	$267

Total / Weighted Average			57,264	82.4%	$367

ITEM 3.                LEGAL PROCEEDINGS

We are a party to various legal actions resulting from our operating activities. These actions consist of litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which is expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common partnership units. ARC’s common stock is traded on the New York Stock Exchange under the symbol “ARC”. ARC’s common stock has no public trading history prior to February 12, 2004. The initial public offering price of ARC’s common stock on February 12, 2004 was $19.00 per share. ARC’s common stock closed at $12.13 on March 30, 2007 and there were 240 holders of record of the 56,398,430 outstanding shares of ARC common stock and 56 holders of record of the 1,493,526 common partnership units held by limited partners.

ARC’s Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol “ARC-PA”. ARC’s Series A preferred stock has no public trading history prior to February 12, 2004. ARC’s Series A preferred stock closed at $25.40 on March 30, 2007. At the IPO, ARC issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share that have no stated par value and a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends.

At December 31, 2006, we had 1,455,615 Operating Partnership Units (“OP Units”) that were issued to various limited partners during our 2002 Reorganization and 705,688 Preferred Partnership Units (“PPUs”) issued on June 30, 2004 as part of the D.A.M. MASTER ENTITY, L.P. (“D.A.M.”) portfolio acquisition outstanding. Each OP Unit outstanding is paired with 1.9268 shares of ARC’s special voting stock (each a “Paired Equity Unit”) that allows each OP Unit holder to vote on matters as if it were a common share of ARC’s stock. Each OP Unit is redeemable for cash, or at ARC’s election, one share of ARC’s common stock. The PPUs were redeemed in January 2007 for 1,628,410 shares of ARC common stock.

The following table sets forth the cash distributions declared and paid in 2005 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Partnership Units:
2005
Date of declaration	March 16, 2005	May 23, 2005
Date of record	March 31, 2005	June 30, 2005
Date paid	April 15, 2005	July 15, 2005
Distribution per unit	$0.3125	$0.1875
Total dollars (in thousands)	$12,772	$7,679
Preferred Partnership Units:
2006
Date of declaration	March 2, 2006	June 8, 2006	September 20, 2006	December 14, 2006
Date of record	April 14, 2006	July 14, 2006	October 13, 2006	January 15, 2007
Date paid	April 28, 2006	July 28, 2006	October 30, 2006	January 31, 2007
Series A:
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579
Series C:
Distribution per unit	$0.390625	$0.390625	$0.390625	$0.390625
Total dollars (in thousands)	$276	$276	$276	$276
2005
Date of declaration	March 16, 2005	May 23, 2005	September 21, 2005	December 14, 2005
Date of record	April 15, 2005	July 15, 2005	October 15, 2005	January 13, 2006
Date paid	April 29, 2005	July 29, 2005	October 30, 2005	January 30, 2006
Series A:
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,578
Series B:
Distribution per unit	$0.390625	$0.390625
Total dollars (in thousands)	$117	$102
Series C:
Distribution per unit	$0.390625	$0.390625	$0.390625	$0.390625
Total dollars (in thousands)	$276	$276	$276	$276

As of December 31, 2006, we had accrued $1.7 million of the preferred partnership unit distribution, representing the portion of the distribution earned by preferred partnership unitholders but unpaid through that date. On September 21, 2005, we elected to eliminate the quarterly distribution to our common partnership unitholders.

From time to time ARC issues shares of its common stock in exchange for common partnership units, tendered for redemption in accordance with the provisions of their respective agreements.

The following table discloses ARC’s high and low stock prices per quarter for ARC’s common and preferred stock during 2006 and 2005:

		Series A
	Common	Preferred
	Stock	Stock
1st Quarter 2005
High	$14.34	$26.65
Low	$11.77	$24.60
2nd Quarter 2005
High	$13.66	$25.50
Low	$11.90	$24.68
3rd Quarter 2005
High	$13.70	$26.05
Low	$9.63	$20.00
4th Quarter 2005
High	$10.29	$22.10
Low	$8.20	$18.50
1st Quarter 2006
High	$10.78	$22.00
Low	$8.83	$18.95
2nd Quarter 2006
High	$11.16	$22.85
Low	$8.90	$21.53
3rd Quarter 2006
High	$11.09	$24.24
Low	$9.25	$23.05
4th Quarter 2006
High	$11.95	$25.40
Low	$9.44	$22.78

As of January 31, 2007, ARC had approximately 937,079 warrants outstanding with an exercise price of approximately $15.61 per share. In addition, as of December 31, 2006, ARC had issued and outstanding approximately 1,087,000 shares and options under ARC’s 2003 Equity Incentive Plan, with approximately 905,000 additional shares authorized for issuance.

ITEM 6.                SELECTED FINANCIAL AND OPERATING DATA

Our historical consolidated balance sheet data as of December 31, 2006 and 2005 and our consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited historical financial statements included elsewhere in this Form 10-K. The following table shows our selected historical financial data for the periods indicated (in thousands, except per unit data). You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Revenue
Rental income	$207,028	$191,235	$171,403	$116,997	$85,478
Sales of manufactured homes	9,648	39,331	14,224	21,965	31,942
Utility and other income	25,877	21,587	17,422	14,186	10,941
Net consumer finance interest income	1,558	—	—	—	—
Total revenue	244,111	252,153	203,049	153,148	128,361
Expenses
Property operations	70,292	76,264	67,897	40,695	30,699
Real estate taxes	19,738	16,347	15,127	9,521	6,107
Cost of manufactured homes sold	8,122	37,104	17,302	18,623	25,826
Retail home sales, finance and insurance	8,934	17,422	7,934	7,208	8,582
Property management	6,772	9,356	7,127	5,527	4,105
General and administrative	19,651	27,634	29,372	17,001	13,087
Initial public offering related costs	—	—	4,417	—	—
Early termination of debt	556	—	16,685	—	—
Depreciation and amortization	85,841	77,810	61,063	39,945	34,603
Loss on sale of airplane	541	—	—	—	—
Real estate and retail home asset impairment	—	21,822	3,358	1,385
Goodwill impairment	—	78,783	863	—	—
Net consumer finance interest expense	—	525	1,319	—	—
Interest expense	77,052	72,534	58,337	58,898	41,885
Total expenses	297,499	435,601	290,801	198,803	164,894
Interest income	(2,133)	(2,267)	(1,611)	(1,434)	(1,390)
Loss from continuing operations	(51,255)	(181,181)	(86,141)	(44,221)	(35,143)
Income (loss) from discontinued operations	2,166	(10,403)	3,144	950	1,631
Gain (loss) on sale of discontinued operations	31,871	(678)	(8,549)	3,333	—
Net loss	(17,218)	(192,262)	(91,546)	(39,938)	(33,512)
Preferred unit distributions	(11,416)	(11,672)	(9,752)	—	—
Net loss attributable to common OP unitholders	$(28,634)	$(203,934)	$(101,298)	$(39,938)	$(33,512)
Loss per unit from continuing operations
Basic loss per unit	$(1.38)	$(4.23)	$(2.24)	$(2.12)	$(2.03)
Diluted loss per unit	$(1.38)	$(4.23)	$(2.24)	$(2.12)	$(2.03)
Income (loss) per unit from discontinued operations
Basic income (loss) per unit	$0.75	$(0.25)	$(0.13)	$0.20	$0.09
Diluted income (loss) per unit	$0.75	$(0.25)	$(0.13)	$0.20	$0.09
Loss per unit attributable to common OP unitholders
Basic loss per unit	$(0.63)	$(4.48)	$(2.37)	$(1.92)	$(1.94)
Diluted loss per unit	$(0.63)	$(4.48)	$(2.37)	$(1.92)	$(1.94)

	Year Ended December 31,
	2006	2005	2004(3)	2003	2002(1)
Weighted average unit information:
Common units outstanding(2)	45,290	45,566	42,766	20,846	17,305
Common units issuable upon exchange of PPUs outstanding(2)	1,613	2,465	996	—	—
Diluted units outstanding(2)	46,903	48,031	43,762	20,846	17,305
Cash flow data:
Net cash provided by (used in):
Operating activities	$37,049	$7,035	$27,412	$10,592	$14,267
Investing activities	$135,470	$(112,948)	$(595,851)	$(41,066)	$(167,564)
Financing activities	$(171,164)	$100,980	$578,693	$18,762	$167,878
Cash distributions declared per unit:
Series A Preferred Partnership Unit distributions	$2.06	$2.06	$1.97	$—	$—
Series B Preferred Partnership Unit distributions	$—	$0.78	$0.78	$—	$—
Series C Preferred Partnership Unit distributions	$1.56	$1.56	$0.78	$—	$—
Common Partnership Unit distributions	$—	$0.50	$1.09	$—	$—

	December 31,
	2006	2005	2004	2003	2002
Balance sheet data:
Rental and other property, net	$1,390,564	$1,453,097	$1,406,743	$797,817	$789,921
Cash and cash equivalents	29,281	27,926	32,859	22,605	34,317
Loan reserves and restricted cash	40,089	42,110	38,340	50,098	54,738
Total assets	1,542,932	1,728,712	1,813,232	1,126,069	1,136,737
Notes payable and preferred interest	1,046,500	1,146,331	946,863	739,572	702,579
Total liabilities	1,095,321	1,252,482	1,097,293	817,852	788,617
Partners’ capital	447,612	476,231	715,939	308,217	348,120

(1)          Financial data for the year ended December 31, 2002 reflects the effects of the reorganization from May 2, 2002, the date of completion of the reorganization, through period end. We accounted for the reorganization under the purchase method of accounting.

(2)          Reflects 0.519-for-1 reverse unit split on our common units effective on January 23, 2004 retroactive to all periods presented. Also reflects an adjustment to units outstanding to approximately 106% of their historically reported amounts due to our rights offering in January 2007.

(3)          Financial data for the year ended 2004 reflects the effects of a) the IPO, financing transactions and Hometown communities acquisition that we completed on February 18, 2004; and b) the acquisition of the D.A.M. communities we acquired on June 30, 2004 and other community acquisitions.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-K and the financial information set forth in the tables below. All amounts in the following discussion are in thousands except per unit and homesite data.

GENERAL STRUCTURE OF THE PARTNERSHIP

We are focused primarily on the operation of all-age manufactured home communities. We also conduct certain complementary business activities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products.

Beginning in 1995, our co-founders founded several companies under the name “Affordable Residential Communities” or “ARC” for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. ARC was formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner of the OP. This was the fourth real property partnership organized and operated by our co-founders. In May 2002, ARC and the Partnership completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses organized and operated by our co-founders.

On February 18, 2004, ARC completed an initial public offering. ARC issued 22.3 million shares of common stock at $19.00 per share (excluding 2.3 million shares sold by selling shareholders). On March 17, 2004, ARC’s underwriters exercised their over-allotment option to purchase 791,592 shares of common stock at $19.00 per share. ARC’s net proceeds from the initial public offering was $517.5 million. Included with the IPO proceeds, ARC raised $125.0 million of gross proceeds through the issuance of 5.0 million shares of Series A Cumulative Redeemable Preferred Stock netting the Partnership $119.1 million.

In connection with the IPO we also completed a) the acquisition of 90 communities from Hometown for $615.3 million comprising 26,406 homesites, b) a financing transaction totaling $500.0 million of fixed and floating rate mortgages and c) a $125.0 million consumer finance facility to support our in-community home sales and in-community finance programs.

On June 30, 2004, we acquired 36 manufactured home communities from D.A.M. The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the cost of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million.

Through the years ended December 31, 2005, ARC was organized as a fully integrated, self-administered and self-managed equity real estate investment trust (“REIT”) for U. S. Federal income tax purposes. On March 2, 2006, ARC’s Board of Directors decided to revoke its election as a REIT for U. S. Federal income tax purposes beginning the year ending December 31, 2006.

RECENT DEVELOPMENTS

In January 2007, we acquired the common stock of NLASCO, Inc.:

On January 31, 2007, we acquired all of the stock of NLASCO, Inc. (“NLASCO”), a privately held property and casualty insurance holding company, and its subsidiaries. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of ARC’s common stock for a total consideration of $117.5 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of ARC’s common stock at the leading ten-day average market price of ARC’s common stock on the date the agreement was signed, subject to certain anti-dilution provisions. The acquisition closed on January 31, 2007.

In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, ARC conducted a rights offering to its stockholders. In the rights offering, all common stockholders as of the record date of December 19, 2006 received one non-transferable right to purchase approximately 0.242 shares of ARC common stock for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and ARC issued approximately 7.8 million shares to existing shareholders on that date. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares of ARC common stock that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of ARC’s directors and the beneficial owner of approximately 17.6% of ARC’s common stock as of the record date, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by ARC’s shareholders of record on the record date, at the rights offering price per share of $8.00. All of the proceeds of the rights offering were contributed into the partnership, having the impact of increasing the general partner’s ownership percentage from 96.5% to 97.2%.

NLASCO has a history of producing consistent profitability and the Partnership believes that NLASCO’s expertise in underwriting insurance products for manufactured homes will create strategic opportunities consistent with the Partnership’s existing customer base. Additionally, ARC expects to be able to use its existing net operating loss carryforwards against possible income generated by NLASCO. The results of NLASCO’s operations will be included in our consolidated financial statements beginning February 1, 2007. As NLASCO has not finalized its January 31, 2007 financial statements as of the date of this filing, it is not practicable to disclose their balance sheet or the allocation of purchase price to tangible or intangible assets and liabilities at this time.

ARC appointed C. Clifton Robinson to its Board of Directors:

On March 8, 2007, ARC’s board of directors elected C. Clifton Robinson (69) as a director of ARC. Mr. Robinson is the former chairman and chief executive officer of NLASCO. Pursuant to a Stock Purchase Agreement (the “NLASCO Agreement”), on January 31, 2007, the Partnership acquired all of the outstanding capital stock of NLASCO from Mr. Robinson and his affiliates for consideration consisting of $105,750,000 in cash and 1,218,880 shares of ARC’s common stock. Pursuant to the NLASCO Agreement, ARC agreed to take such action as is necessary and appropriate to appoint Mr. Robinson to ARC’s board of directors following the consummation of the acquisition.

From 2000 until our acquisition of NLASCO, Mr. Robinson was chairman of the board of directors and chief executive officer of NLASCO. In 2000 Mr. Robinson formed NLASCO in conjunction with the acquisition of American Summit Insurance Company and the reacquisition of National Lloyds Insurance Company, which he had initially acquired in 1964 and later sold. In 1979, he organized National Group Corporation for the purpose of purchasing insurance companies and related businesses. In 1964, he became the president and CEO of National Lloyds Insurance Company in Waco, Texas, one of the two current insurance subsidiaries of NLASCO. From 1964 to present Mr. Robinson has participated in the formation, acquisition and management of numerous insurance business enterprises. Mr. Robinson established the Robinson-Lanham Insurance Agency in 1961. He has previously held positions with various insurance industry associations, including vice chairman of the board of Texas Life and Health Guaranty Association, president of the Independent Insurance Agents of Waco-McLennan County and membership on the board of directors of the Texas Life Insurance Association and the Texas Medical Liability Insurance Underwriters Association.  Mr. Robinson currently serves on the Board of Trustees of the

Scottish Rite Hospital for Children in Dallas, Texas. Mr. Robinson holds a BBA degree in real estate and insurance from Baylor University.

In connection with our acquisition of NLASCO, and the issuance of shares of ARC’s common stock to Mr. Robinson, on January 31, 2007, ARC entered into a Registration Rights Agreement (the “Robinson Registration Rights Agreement”) with Mr. Robinson pursuant to which ARC agreed to prepare and file with the Securities and Exchange Commission (the “SEC”), within 18 months after the date of the Robinson Registration Rights Agreement, a registration statement with respect to the resale of the 1,218,880 shares of ARC’s common stock issued to Mr. Robinson.

Additionally, at the closing of the NLASCO acquisition, Mr. Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson’s employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson’s employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term with automatic one-year extensions by agreement of the parties.

The Partnership also leases office space for NLASCO and its affiliates in Waco Texas from affiliates of Mr. Robinson. There are 3 separate leases. The first lease is a month to month lease for office space at a rate of $900.00 per month. The second lease is a month to month lease at a monthly rental rate of $3500.00 per month. The third lease requires payments of $40,408.20 per month and expires on December 31, 2009, but does have renewal options at the discretion of the lessee.

We redeemed our preferred partnership units:

In January 2007, all 705,688 units of our Series “C” preferred partnership units (“PPU”s) were redeemed according to their terms for 1,628,410 shares of ARC common stock.

During the reporting period, ARC granted stock options to four senior executive officers:

On July 27, 2006, the Compensation Committee of ARC’s Board of Directors approved the grant of 500,000 non-qualified stock option awards to four senior executive officers pursuant to ARC’s 2003 Equity Incentive Plan at an exercise price of $10.74 per share, the closing price of ARC’s common stock on the New York Stock Exchange on the date of grant. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award, the second third vesting on the second anniversary date of the award, and the balance vesting on the third anniversary date of the award. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of ARC.

ARC entered into a stockholder rights plan and subsequently amended its charter:

On July 11, 2006 ARC entered into a Stockholder Rights Plan (the “Rights Plan”) under which one right was distributed as a dividend for each share of ARC common stock held by stockholders of record as of the close of business on July 17, 2006. The Rights Plan was adopted as a means to preserve the use of previously accumulated net operating losses, as described below. Effective with the revocation of ARC’s REIT election in March 2006, ARC has been taxed as a corporation for U.S. Federal income tax purposes and its net income has been subject to taxation at regular (or alternative minimum) corporate rates without the benefit of a dividends paid deduction. ARC has net operating losses (“NOLs”) from prior years that are expected to offset substantially its taxable income, if any. Therefore, the preservation of such NOLs is the key to minimizing ARC’s U.S. Federal income tax liability. U.S. Federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a “change in ownership.” Generally, there is a change in ownership if, at any time, one or more 5% shareholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three year period. One of the principal reasons for adopting the Rights Plan was to preserve the use of the NOLs by dissuading investors from aggregating ownership in ARC and triggering such a change in ownership. The Rights Plan was designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares such that they would beneficially own 5% or more of the outstanding shares of ARC’s common stock. The Rights Plan was not adopted in response to any effort to acquire control of ARC. Under the Rights Plan, each right initially entitled stockholders to purchase a fraction of a share of preferred stock at a purchase price of $50.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally were exercisable only if a person or group acquired beneficial ownership of 5% or more of ARC’s common stock or commenced a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of ARC’s common stock. At a special meeting of shareholders held on January 23, 2007, ARC adopted an amendment to its charter, which set limitations on levels of stock ownership. As a result of the actions taken at the meeting on January 23, 2007, ARC’s board of directors amended the rights plan by providing that if the rights were not exercised by January 24, 2007, they were no longer exercisable. No rights were exercised as of January 24, 2007.

We had modifications to our debt agreements:

On July 11, 2006, six of our wholly owned subsidiaries, as co-borrowers, entered into a $230 million mortgage debt facility with Merrill Lynch Mortgage Lending, Inc. Approximately $175 million of the proceeds of the loan were used to repay other debt. The loan agreement is comprised of two components; a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options.  The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points and requires interest-only payments for the term of the loan. The loan is secured by 59 manufactured housing communities located in 18 states as well as an assignment of leases and rents associated with the mortgaged property. The loan is non-recourse with the exception that the repayment of the indebtedness is guaranteed by the Partnership pursuant to a guaranty of non-recourse obligations in the event of declaration of bankruptcy; interference with any of the lenders rights, and asset transfers and other activities in violation of the loan documents. Under the provisions of the loan agreement, we have the right to prepay any portion of the floating rate component, with or without release of the mortgaged property, without penalty. Subsequent to a prepayment of the entire floating rate component of the loan, we have the option to prepay a fixed portion of the loan subject to prepayment fees, yield maintenance or defeasance in accordance with the terms of the loan agreement.

ARC’s board of directors authorized the sale of three communities and we closed on 40 contracted community sales:

During 2006, ARC’s board of directors authorized the sale of three communities in addition to the 38 contracted for sale in 2005. The Partnership closed on 40 of these community sales transactions comprising $85.4 million of cash proceeds net of related debt, defeasance and other closing costs of $75.0 million. We expect to close one remaining sales transaction in 2007. There can be no assurance, however, that the Partnership will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

OVERVIEW OF RESULTS

For the year ended December 31, 2006, net loss available to Partners was $28.6 million or $0.63 loss per unit, as compared to a net loss available to Partners of $203.9 million or $4.48 per unit for the year ended December 31, 2005, and $101.3 million or $2.37 per unit for the year ended December 31, 2004.

Our results for 2006 include gains on sales of discontinued operations of $31.9 million. Results for 2006 also include a total of $1.1 million of charges that are not expected to recur related to early termination of debt and a loss on the sale of an airplane.

Our results for 2005 were impacted by charges totaling $113.8 million that are not expected to recur. The components of these charges are: (i) goodwill impairment of $78.8 million; (ii) real estate and retail home asset impairment of $32.1 million; and (iii) employee severance of $2.9 million related to the termination of our former chief executive officer and former chief operating officer.

Revenue in our real estate segment was up 9.8% to $232.4 million from $211.7 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Real estate segment expenses decreased to $90.0 million from $92.6 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005. As a result, real estate net segment income increased 19.6% to $142.4 million from $119.0 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005. See Real Estate Net Segment Income included hereinafter in this section for a definition of real estate net segment income and for a reconciliation of real estate net segment income to net loss attributable to common OP unitholders, the most directly comparable GAAP measure.

For the years ended December 31, 2006 and 2005, average portfolio occupancy was 83.2% and 83.4%, respectively. Portfolio occupancy at the end of each year was 82.4% and 83.8%, respectively.

The following table summarizes our occupancy net activity:

	Year Ended December 31,
				2005 Same
	Company Total			Communities
	2006	2005	2004	2005	2004
Homeowner activity:
Homeowner move ins	935	616	440	466	342
Homeowner move outs	(2,159)	(2,640)	(2,587)	(1,497)	(1,424)
Home sales	459	2,462	1,258	1,745	942
Repossession move outs	(1,152)	(1,865)	(1,940)	(1,384)	(1,698)
Net homeowner activity	(1,917)	(1,427)	(2,829)	(670)	(1,838)
Home renter activity:
Home renter move ins	3,375	2,624	5,184	1,738	4,411
Home renter lease with option to purchase move ins	1,662	4,179	377	2,932	254
Home renter move outs	(3,839)	(4,724)	(4,848)	(3,842)	(4,014)
Net home renter activity	1,198	2,079	713	828	651
Net activity	(719)	652	(2,116)	158	(1,187)
Acquisitions and other- homeowners	—	—	18,553	—	—
Acquisitions and other- home renters	—	—	813	—	—
Net activity, including acquisitions and other	(719)	652	17,250	158	(1,187)
The following reconciles the above activity to the period end occupied homesites
Net homeowner activity	(1,917)	(1,427)	15,724	(670)	(1,838)
Occupied homeowner sites, beginning of period	40,409	41,836	26,112	24,274	26,112
Occupied homeowner sites, end of period	38,492	40,409	41,836	23,604	24,274
Net home renter activity	1,198	2,079	1,526	828	651
Occupied home renter sites, beginning of period	7,468	5,389	3,863	4,514	3,863
Occupied home renter sites, end of period	8,666	7,468	5,389	5,342	4,514
Total occupied homesites, end of period	47,158	47,877	47,225	28,946	28,788

At December 31, 2006, the total number of our manufactured homes owned was 9,697. In the year ended December 31, 2006, we sold 459 manufactured homes from our home inventory, compared to 2,462 in 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which require us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2006. We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

•       Acquisitions of real estate and intangible assets. When we acquire real estate properties, we allocate the components of these acquisitions using relative fair values determined based on certain estimates and assumptions. These estimates and assumptions impact the allocation of costs between land and different categories of land improvements as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations impact the amount of depreciation expense and gains and losses recorded on future sales of communities, and therefore the net income or loss we report.

We determine the fair value of the tangible community assets we acquire (other than rental homes discussed below), including land, land improvements and buildings, by valuing the property as if it were vacant. We then allocate the “as-if-vacant” value to land, land improvements and buildings based on our determination of the relative fair values of these assets. We determine the as-if-vacant fair value of the real estate by considering the expected lease-up period for individual communities (based generally on vacancies in the surrounding market and lease-up history for the communities acquired), the expected lost rental revenue during the lease-up period (based on contractual rental rates), and expected move-in bonuses to tenants.

We value our acquired intangible assets in accordance with purchase accounting for acquisitions by allocating value to above and below market leases, in-place leases and customer relationships. We measure the aggregate value of acquired above and below market leases, in-place leases and customer relationships by the excess of the purchase price paid for a property (after adjusting the in-place leases to market) over the estimated fair value of the property as-if-vacant, as set forth above.

We also value the occupied rental homes we acquire as if they were vacant. We determine the as-if-vacant fair value of the manufactured homes by considering the expected lease-up period for the home (based on lease-up history for rental homes in that community) and the expected lost rental revenue during the lease-up period (based on contractual rental rates). We measure the aggregate value of the intangible assets related to rental homes, consisting of in-place leases and tenant relationships, by the purchase price paid for the rental homes (after adjusting in-place leases to market) less the estimated value of the property as-if-vacant.

•       Useful lives of assets and amortization methods. We determine the useful lives of our real estate assets (generally 30 years) and rental homes (generally ten years) based on historical and industry experience with the lives of those particular assets and experience with the timing of significant repairs and replacement of those assets. We have estimated the useful life of acquired community customer relationships as 5 years based on our experience with the period of time a resident lives in our community and industry experience generally with resident turnover. We have initially established the life of the rental home customer relationships as the term of the initial related lease. The acquired community customer relationships and rental home customer relationships are amortized on a straight-line basis since we cannot reliably determine the pattern of economic benefit associated with the individual contracts comprising the intangible assets. We do not have sufficient historical or industry data to reliably estimate the tenure of an individual customer or to pool our customer contracts on a homogeneous basis as a basis to amortize the intangible assets in a manner other than straight line. We will reassess this determination as we gain additional experience with lease renewals. The estimates of useful lives and the amortization method impact the amount of depreciation and amortization expense we report, and therefore the amount of net income or loss we report.

•       Impairment of real estate assets. We recognize an impairment loss on a real estate asset (including mobile homes) if the asset’s undiscounted expected future cash flows are less than its depreciated cost whenever events and circumstances indicate that the carrying value of the real estate asset may not be recoverable. We compute a real estate asset’s undiscounted expected future cash flow using certain estimates and assumptions. We calculate the impairment loss as the difference between the asset’s fair market value and its carrying value.

•       Impairment of intangible assets. We combine our finite-lived intangible assets, which consist primarily of lease and customer intangibles with a finite life, with the related tangible assets (primarily consisting of real estate assets) at the lowest level for which cash flows are readily identifiable. Whenever events or circumstances indicate that the carrying amount of the asset group is not recoverable, the asset group is tested for recoverability. If the asset group is not recoverable from the undiscounted cash flows attributable to that asset group, an impairment loss is recognized as the difference between the carrying value of the asset group and the estimated fair value of the asset group.

•       Impairment of goodwill. We evaluate goodwill for potential impairment using market values of equity and multiples of earnings to value our reporting units based on our experience in the industry and industry analyses provided by financial institutions. We perform this evaluation at least annually, but more frequently if events and circumstances warrant. If the market value of our equity decreases, an impairment charge related to our goodwill may be necessary.

•       Allowance for receivables. We report receivables net of an allowance for receivables that we may not collect in the future. For receivables relating to community rents (owner and rental), we fully reserve amounts over 60 days past due and, in some cases, we fully reserve amounts currently due based on specific circumstances. For receivables relating to notes arising from the sale of manufactured homes, we reserve amounts currently in default and estimate those receivables impaired at the end of the reporting period that are expected to go into default over the next year, taking into account the expected value of the manufactured home to which we would obtain title in foreclosure.

•       Inventory valuations. We value manufactured home inventory at the lower of cost or market value. Cost is based on the purchase price of the specific homes, reduced, as applicable, by dealer volume rebates earned from manufacturers when we purchased the homes. We base market value of inventory on estimated net realizable value.

•       Convertible debt. We treat our convertible debt as a combined instrument and it is not bifurcated to separately account for any embedded derivative instruments principally because in accordance with Statement of Financial Accounting Standards, “SFAS”, No. 133, Accounting for Derivative Instruments and Hedging Activities, (i) the conversion feature is indexed to ARC’s common stock and would be classified in stockholders’ equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts.

•       Discontinued Operations. We consider a community to be a discontinued operation when: (i) management commits to a plan to sell the asset, supported by a resolution of ARC’s board of directors granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are unusual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the communities identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the communities classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of communities in the period in which the properties are discontinued and recognize any resulting gains on the sales of communities when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS No. 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. We disclose, if applicable, in the notes to our financial statements the segment under which the long-lived asset is reported. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a community previously classified as held for sale, the community will be reclassified as held and used. A community that is reclassified shall be measured at the lower of its (a) carrying amount before the community was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the community been continuously classified as held and used, or (b)  fair value at the date of the subsequent decision not to sell.

In connection with the sales of the discontinued communities, we recorded substantial gains and defeased a substantial amount of debt. We remove financial assets and liabilities from our balance sheet and record a gain or loss on the sale of discontinued properties in our statement of operations in accordance with SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which states that a transfer of financial assets in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Pursuant to SFAS No. 140, the transferor has surrendered control over transferred assets if and only if all of the following conditions are met:  (i) the transferred assets have been isolated from the transferor-put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (ii) each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and (iii) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. SFAS No. 140 also states that a debtor shall derecognize a liability only if the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenue.   Revenue for the year ended December 31, 2006 was $244.1 million compared to $252.1 million for the year ended December 31, 2005, a decrease of $8.0 million or 3%. This decrease is due to a decrease of $29.7 million in sales of manufactured homes, partially offset by increases in rental income of $15.8 million and utility and other income of $4.3 million. In addition, net consumer finance interest income of $1.6 million was reported in 2006 as compared with no net consumer finance interest income in 2005.

The rental income increase of $15.8 million is due to $11.5 million from increased rental rates and $10.5 million from increased home renter and other rental income partially offset by $6.2 million from lower homeowner occupancy.

Sales of manufactured homes decreased to 459 units in 2006 from 2,462 units in 2005, accounting for $32.0 million of the $29.7 million decrease. Per unit sales prices increased by approximately $5,000 for the year ended December 31, 2006, compared to the same period in 2005, partially offsetting the volume decrease by $2.3 million.

Property Operations Expense.   For the year ended December 31, 2006 total property operations expenses were $70.3 million, as compared to $76.3 million for the year ended December 31, 2005, a decrease of $6.0 million, or 8%. The decrease is due to lower i) salaries and benefits of $2.6 million through headcount reductions; ii) bad debt expense of $1.3 million through improved collection efforts; iii) repairs and maintenance of $1.2 million; iv) advertising of $0.5 million; and v) all other expenses of $0.4 million.

Real Estate Taxes Expense.   Real estate taxes expense for the year ended December 31, 2006, was $19.7 million, as compared to $16.3 million for the year ended December 31, 2005, an increase of $3.4 million or 21%. The increase primarily is due to the large number of manufactured homes purchased as rental units in 2005, as well as nominal increases in property value assessments.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $8.1 million for the year ended December 31, 2006 compared to $37.1 million for the year ended December 31, 2005, a decrease of $29.0 million. The decrease primarily resulted from the lower volume of homes sold in 2006 as compared with 2005, as discussed above. The gross margin from manufactured homes sold was 15.8% for the year ended December 31, 2006, compared with a gross margin of 5.7% for the year ended December 31, 2005. The improvement in gross margin was due to the new management focus on increasing the sales prices of our homes in 2006.

Retail Home Sales, Finance and Insurance Expense.   For the year ended December 31, 2006, total retail home sales, finance and insurance expenses were $8.9 million, compared to $17.4 million for year ended December 31, 2005, a decrease of $8.5 million or 49%. This decrease primarily is due to lower staffing levels as a result of the 81% decrease in the volume of homes sold in 2006, as compared with 2005.

Property Management Expense.   Property management expenses for the year ended December 31, 2006 were $6.8 million, as compared to $9.4 million for the year ended December 31, 2005, a decrease of $2.6 million, or 28%. The decrease primarily is due to a reduction in headcount resulting in lower salaries and benefits and travel cost.

General and Administrative Expense.   General and administrative expense for the year ended December 31, 2006, was $19.6 million, as compared to $27.6 million for the year ended December 31, 2005,

a decrease of $8.0 million, or 29%. This decrease primarily was due to lower i) salaries and benefits of approximately $3.5 million from decreased staffing levels and 2005 severance of $2.9 million; ii) lower expenses for Sarbanes/Oxley compliance; and iii) lower travel cost as a result of the sale of one of our corporate aircraft.

Early Termination of Debt.   During the year ended December 31, 2006, we incurred $0.6 million of exit fees related to the Senior Variable Rate Mortgage that we terminated in July 2006.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the year ended December 31, 2006 was $85.8 million as compared to $77.8 million for the year ended December 31, 2005, an increase of $8.0 million, or 10%. The increase primarily is due to significant expenditures in 2005 on community improvements and manufactured home purchases.

Real Estate and Retail Home Asset Impairment.   During the year ended December 31, 2005, we recognized $21.8 million of impairment charges. The charge related to communities classified as discontinued in the third quarter 2005 and then re-continued in the fourth quarter 2005 whose estimated fair value was less than their carrying values. We determined fair value based on the current earnings level of these communities and, because they had previously been discontinued, without regard to whether or not we expect future undiscounted cash flows to exceed carrying value. No impairment charges were recorded in 2006.

Goodwill Impairment.   Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of 79 communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of ARC’s equity, we recorded an impairment charge in 2005 of $78.8 million to write off the remaining goodwill.

Net Consumer Finance Interest Expense.   Represents interest expense and amortization of loan origination costs related to our consumer finance facility less interest income received from tenant notes receivable. Interest income from tenant note receivables exceeded interest expense and loan cost amortization in 2006, and was therefore reported in revenues. The net expense is lower in 2005, as compared with the net income in 2006, primarily due the increase in mobile home sales over the three-year period while borrowings under the consumer finance facility have not increased proportionately.

Interest Expense.   Interest expense for the year ended December 31, 2006 was $77.0 million, as compared to $72.5 million for the year ended December 31, 2005, an increase of $4.5 million. The increase primarily is due to higher average interest rates on our variable rate debt.

Interest Income.   Interest earned on cash and cash equivalents, restricted cash and loan reserves was $2.1 million for the year ended December 31, 2006 and $2.3 million for the year ended December 31, 2005. The decrease primarily is due to higher average cash balances in 2005 that resulted from the issuance of the $96.6 million senior exchangeable notes in August 2005.

Discontinued Operations.   On December 15, 2005, the Partnership held an auction in which it offered 71 communities for sale. The Partnership ultimately entered into contracts to sell 38 of these communities. Upon classification of the 38 communities as discontinued operations, we performed an analysis of their fair market value as compared to their book value and recorded real estate and retail home asset impairments of approximately $10.3 million. This charge is reflected in the loss from discontinued operations in 2005. In 2006, the Partnership entered into contracts to sell another three communities, bringing the total number of discontinued communities to 41. During 2006, the Partnership closed 40 of these community sales, comprising $85.4 million of cash proceeds net of related debt, defeasance and other closing costs of $75.0 million. A gain of $31.9 million was recorded on the sales of these communities in the year ended December 31, 2006.

Preferred Unit Distribution.   For both of the years ended December 31, 2006 and 2005, we have recorded four quarterly preferred unit distributions declared at the annual rate of 8.25% or $2.0625 per unit on the 5.0 million shares of Series A Preferred Partnership Units.

Net Loss Attributable to Common OP Unitholders.   As a result of the foregoing, our net loss attributable to common OP unitholders was $28.6 million for the year ended December 31, 2006, as compared to $203.9 million for the year ended December 31, 2005, a reduction in net loss of $175.3 million. Our results for 2006 include gains on sales of discontinued operations of $31.9 million. Results for 2006 also include a total of $1.1 million of charges related to early termination of debt and a loss on the sale of an airplane. Our results for 2005 were impacted by the following charges totaling $113.8 million: (i) goodwill impairment of $78.8 million; (ii) real estate and retail home asset impairment of $21.8 million; (iii) $10.3 million of impairment related to discontinued operations; and (iv) employee severance of $2.9 million related to the termination of executive officers.

The following tables present certain information relative to our real estate segment as of December 31, 2006 and 2005, and for the years ended December 31, 2006 and 2005 on a historical basis.

	Real Estate Segment(4)
	2006	2005
Year Ended December 31:
Average total homesites	57,241	57,474
Average total rental homes.	9,426	8,243
Average occupied homesites—homeowners	39,448	41,263
Average occupied homesites—rental homes.	8,184	6,680
Average total occupied homesites	47,632	47,943
Average occupancy—rental homes.	86.8%	81.0%
Average occupancy—total.	83.2%	83.4%
Real estate revenue
Homeowner rental income	$146,917	$141,603
Home renter rental income	59,297	48,547
Other.	814	1,085
Rental income.	207,028	191,235
Utility and other income	25,410	20,423
Total real estate revenue .	232,438	211,658
Real estate expenses
Property operations expenses.	70,292	76,264
Real estate taxes	19,738	16,347
Total real estate expenses	90,030	92,611
Real estate net segment income	$142,408	$119,047
Average monthly real estate revenue per total occupied homesite(1)	$362	$332
Average monthly homeowner rental income per homeowner occupied homesite(2)	$310	$286
Average monthly home renter income per occupied rental home(3)	$604	$606
As of December 31:
Total communities	275	275
Total homesites	57,264	57,129
Occupied homesites.	47,158	47,877
Total rental homes owned.	9,697	9,273
Occupied rental homes	8,666	7,468

(1)          Average monthly real estate revenue per occupied homesite is defined as total real estate revenue divided by average total occupied homesites divided by the number of months in the period.

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

(4)          Real estate segment and homesite data excludes discontinued operations.

Reconciliation of our net segment income to net loss attributable to common OP unitholders is as follows:

	Year Ended December 31,
	2006	2005
Net segment income:
Real estate	$142,408	$119,047
Retail home sales	(4,829)	(11,620)
Finance and insurance	(554)	(2,411)
Other expenses:
Property management	6,772	9,356
General and administrative	19,651	27,634
Early termination of debt	556	—
Depreciation and amortization	85,841	77,810
Loss on sale of airplane	541	—
Real estate and retail home asset impairment	—	21,822
Goodwill impairment	—	78,783
Net consumer finance interest expense	—	525
Interest expense	77,052	72,534
Total other expenses	190,413	288,464
Interest income	(2,133)	(2,267)
Loss from continuing operations	(51,255)	(181,181)
Income (loss) from discontinued operations	2,166	(10,403)
Gain (loss) on sale of discontinued operations	31,871	(678)
Net loss	(17,218)	(192,262)
Preferred unit distribution	(11,416)	(11,672)
Net loss attributable to common OP unitholders	$(28,634)	$(203,934)

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Overview.   Our results for the year ended December 31, 2005 as compared to the year ended December 31, 2004 include the operations of 76 communities acquired from Hometown, comprising 22,970 homesites, for a full year while our results for the year ended December 31, 2004 include Hometown results from the date of acquisition, February 18, 2004, through December 31, 2004. Our results for the year ended December 31, 2005 also include the operations of 35 communities acquired from D.A.M. comprising 3,454 homesites and six other acquisitions we completed between January 1, 2004 and December 31, 2004 for a full year while our results for the year ended December 31, 2004 include the

D.A.M. communities’ results from the date of acquisition, June 30, 2004, through December 31, 2004 and the six other acquisitions from the date of acquisition through December 31, 2004.

Same community revenues and expenses reflect information for all communities owned by us at both January 1, 2004 and December 31, 2005 for all real estate net segment income. A reconciliation of net segment income to net loss attributable to common OP unitholders, the most directly comparable financial measure, is provided below. In this reconciliation, we provide same community financial measures for all the elements of the income statement not included in net segment income. Included in same community revenues and expenses are real estate net segment income, depreciation and amortization, interest expense and finance and insurance segment results. Excluded from same community revenues and expenses are costs related to ARC’s IPO and community and home impairments that are not reflected in both periods. We consider property management expense to be variable based on the number of communities and therefore we allocate these expenses based upon the 181 communities owned by us at both January 1, 2004 and December 31, 2005 as compared to 275 at December 31, 2005. We also exclude ARC’s IPO related restricted stock issuance and related amortization from same community general and administrative expense and interest income. Otherwise, we consider general and administrative expense independent of the number of communities and includable in same communities. Retail home sales operations are excluded from same community results because the in-community sales operation was not in operation at both the beginning of 2004 and end of 2005. We began to operate this segment on an in-community basis only at the end of the third quarter of 2004. We have included net segment income from finance and insurance and the related net consumer finance interest expense because these segments were in operation at the beginning of 2004 and still outstanding at the end of 2005.

In 2006, we did not disclose same community information because we have made no acquisitions since the beginning of 2005, and coupled with the re-casting of our results for communities sold in 2005, same communities is the same as all of our communities.

Revenue.   Revenue for the year ended December 31, 2005 was $252.1 million compared to $203.0 million for the year ended December 31, 2004, an increase of $49.1 million or 24%. This increase is due to an increase of $19.8 million in rental income and an increase of $29.3 million in other revenue consisting of sales of manufactured homes, and utility and other income.

The rental income increase of $19.8 million is due to $10.6 million from the Hometown acquisition, $7.7 million from D.A.M. and other community acquisitions and $1.5 million from same communities. The increase in same communities’ revenues is due to $2.3 million from increased rental rates and $3.3 million from home renter and other rental income partially offset by $4.1 million from lower homeowner occupancy.

The increase in other income of $29.3 million is due to a $25.1 million increase in sales of manufactured homes and an increase of $4.2 million in utility and other income. Sales of manufactured homes increased to 2,462 units in 2005 from 1,258 units in 2004, accounting for $19.1 million of the $25.1 million increase. Per unit sales prices increased by approximately $4,700 for the year ended December 31, 2005, compared to the same period in 2004, accounting for $6.0 million of the $25.1 million increase.

Property Operations Expense.   For the year ended December 31, 2005 total property operations expenses were $76.3 million, as compared to $67.9 million for the year ended December 31, 2004, an increase of $8.4 million, or 12%. The increase primarily is due to additional expenses of $3.4 million from the Hometown acquisition, $3.2 million from the D.A.M. acquisition and other community acquisitions and $1.8 million from same communities. The increase from same communities primarily is due to higher salaries and benefits of $2.4 million partially offset by lower repairs and maintenance and other expenses of $0.6 million.

Real Estate Taxes Expense.   Real estate taxes expense for the year ended December 31, 2005, was $16.3 million, as compared to $15.1 million for the year ended December 31, 2004, an increase of $1.2 million or 8%. The increase primarily is due to the Hometown and D.A.M. acquisitions.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $37.1 million for the year ended December 31, 2005 compared to $17.3 million for the year ended December 31, 2004, an increase of $19.8 million. The increase was a result of the higher volume of homes sold in 2005 as compared with 2004, as discussed above. The gross margin from manufactured homes sold was 5.7% for the year ended December 31, 2005, compared with a gross margin loss of 21.6% for the year ended December 31, 2004. The improvement in gross margin was due to sales of newer homes in 2005, as compared to 2004.

Retail Home Sales, Finance and Insurance Expense.   For the year ended December 31, 2005, total retail home sales, finance and insurance expenses were $17.4 million, compared to $7.9 million for year ended December 31, 2004, an increase of $9.5 million or 120%. This increase is due to an increase in staffing levels to handle the 96% increase in the volume of homes sold in 2005, as compared with 2004.

Property Management Expense.   Property management expenses for the year ended December 31, 2005 were $9.4 million, as compared to $7.1 million for the year ended December 31, 2004, an increase of $2.3 million, or 31%. The increase primarily is due to the expansion from 12 to 18 district offices and the related staffing costs for the new districts in connection with the Hometown and D.A.M. acquisitions and the resultant increase in our community portfolio.

General and Administrative Expense.   General and administrative expense for the year ended December 31, 2005, was $27.6 million, as compared to $29.4 million for the year ended December 31, 2004, a decrease of $1.8 million, or 6%. After deducting a one-time charge in 2004 of $10.2 million incurred in conjunction with the IPO in which we granted 531,000 restricted units that vested immediately, general and administrative expense increased by $8.4 million. This increase primarily was due to higher salaries and benefits of approximately $4.1 million from increased staffing levels, additional executive severance of $1.7 million and increased expenses for Sarbanes/Oxley compliance.

IPO Related Costs.   During the year ended December 31, 2004, we incurred $4.4 million in organization and other costs directly related to the IPO. These costs included legal fees, third party due diligence costs, travel expenses, transfer taxes, filing fees and other miscellaneous items.

Early termination of debt.   During the year ended December 31, 2004, we wrote off $10.4 million of loan origination costs and incurred an expense of $6.3 million related to exit fees applicable to the repayment of debt in the financing transaction.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the year ended December 31, 2005 was $77.8 million as compared to $61.1 million for the year ended December 31, 2004, an increase of $16.7 million, or 27%. The increase primarily is due to $12.2 million of depreciation and amortization from communities acquired in the Hometown, D.A.M. and other acquisitions. Depreciation and amortization from same communities increased $4.5 million primarily due to community improvements and manufactured home purchases.

Real Estate and Retail Home Asset Impairment.   During the year ended December 31, 2005, we recognized $21.8 million of impairment charges as compared to $3.4 million for the twelve months ended December 31, 2004. The charge in 2005 related to communities classified as discontinued in the third quarter 2005 and then re-continued in the fourth quarter 2005 with estimated fair values that were less than their carrying values. We determined fair value based on the current earnings level of these communities and, because they had previously been discontinued, without regard to whether or not we expect future undiscounted cash flows to exceed carrying value. The charge in 2004 related to $2.9 million of impairment charges from older vacant homes that we sold in 2005 at prices less than their carrying value in order to continue to drive occupancy in specific markets and reduce repair and maintenance costs in the rental home portfolio and approximately $0.5 million of impairment charges related to three communities whose estimated fair value was less than their carrying values.

Goodwill Impairment.   During the third quarter of 2005, approximately $6.5 million of goodwill was assigned to the 38 communities designated as assets held for sale, based on their relative asset value. Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of certain communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity at December 31, 2005, we recorded an impairment charge of $78.8 million. During the year ended December 31, 2004, we recognized $0.9 million of goodwill impairment charges related to our insurance business, reducing goodwill in our insurance business to zero.

Net Consumer Finance Interest Expense.   Represents interest expense and amortization of loan origination costs related to our consumer finance facility less interest income received from tenant notes receivable. The net expense is lower in 2005, as compared with 2004, primarily due the increase in mobile home sales over the two-year period while borrowings under the consumer finance facility have not increased proportionately.

Interest Expense.   Interest expense for the year ended December 31, 2005 was $72.5 million, as compared to $58.3 million for the year ended December 31, 2004, an increase of $14.2 million. The increase primarily is due to an increase in average outstanding debt and, to a lesser extent, higher average interest rates. In addition, we capitalized $2.3 million of interest incurred in 2004 as compared with $0.4 million in 2005.

Interest Income.   Interest earned on cash and cash equivalents, restricted cash and loan reserves was $2.3 million for the year ended December 31, 2005 and $1.6 million for the year ended December 31, 2004. The increase primarily is due to higher average cash balances due to the issuance of the $96.6 million senior exchangeable notes.

Discontinued Operations.   In the third quarter of 2005, the board of directors authorized the sale of up to 79 communities. These communities were accordingly reclassified to discontinued operations. In the fourth quarter of 2005, Partnership management determined that only 38 of the 79 communities would be held for sale, and that 41 of the 79 communities would be reclassified to continuing operations. In connection with these determinations, we recast all prior period results to reflect the 38 communities as discontinued operations. Upon classification of the 38 communities as discontinued operations, we performed an analysis of their fair market value as compared to their book value and recorded real estate and retail home asset impairments of approximately $10.3 million. This charge is reflected in the loss from discontinued operations in 2005.

In the third quarter of 2004, we entered into a real estate auction agreement to sell a total of twelve communities and two parcels of land. In addition, we separately entered into a sales agreement to sell our Sea Pines, Camden Point and Butler Creek communities. In the fourth quarter of 2004, we entered into a real estate auction agreement to sell an additional 15 communities. During the year ended December 31, 2004, we have recorded a loss of $8.5 million on the sale of these assets in discontinued operations.

Preferred Unit Distribution.   For the year ended December 31, 2005, we have recorded four quarterly preferred unit distributions declared at the annual rate of 8.25% or $2.0625 per unit on the 5.0 million units of Series A Preferred Partnership Units issued in connection with the IPO on February 18, 2004. For the year ended December 31, 2004, we recorded these distributions prorated from the IPO through December 31, 2004.

Net Loss Attributable to Common OP Unitholders.   As a result of the foregoing, our net loss attributable to common OP unitholders was $203.9 million for the year ended December 31, 2005, as compared to $101.3 million for the year ended December 31, 2004, an increase of $102.6 million. Our results for 2005 were impacted by the following charges totaling $113.8 million: (i) goodwill impairment of $78.8 million; (ii) real estate and retail home asset impairment of $21.8 million; (iii) $10.3 million of impairment related to discontinued operations; and (iv) employee severance of $2.9 million related to the termination of executive officers. Our net loss attributable to common OP unitholders for the year ended December 31, 2004 was impacted by the following charges totaling $36.8 million: (i) $16.7 million from the early termination of debt; (ii) $10.2 million from restricted stock grants; (iii) $4.4 million from IPO related organization and other costs; (iv) $3.4 million of real estate and retail home asset impairment; (v) employee severance of $1.2 million related to the termination of executive officers; and (vi) $0.9 million of goodwill impairment.

The following tables present certain information relative to our real estate segment as of and for the year ended December 31, 2005 and 2004 on a historical and “Same Communities” basis. “Same Communities” reflects information for all communities owned by us at both January 1, 2004 and December 31, 2005. “Same Communities” does not include the Hometown acquisition, the D.A.M. portfolio acquisition, the nine other communities we acquired subsequent to January 1, 2004 or the communities sold during 2004 and 2005 or held for sale as of December 31, 2005 (in thousands, except occupancy, homesites, community and per unit information).

	Same Communities(4)		Real Estate Segment(4)
	2005	2004	2005	2004
Year Ended December 31:
Average total homesites	34,667	34,831	57,474	52,966
Average total rental homes	6,124	5,757	8,243	6,794
Average occupied homesites—homeowners	24,087	25,310	41,263	39,497
Average occupied homesites—rental homes	5,101	4,091	6,680	4,542
Average total occupied homesites	29,188	29,401	47,943	44,039
Average occupancy—rental homes	83.3%	71.1%	81.0%	66.8%
Average occupancy—total	84.2%	84.4%	83.4%	83.1%
Real estate revenue
Homeowner rental income	$82,433	$84,189	$141,603	$132,701
Home renter rental income	37,204	33,981	48,547	37,673
Other	497	438	1,085	1,029
Rental income	120,134	118,608	191,235	171,403
Utility and other income	13,194	11,862	20,423	17,034
Total real estate revenue	133,328	130,470	211,658	188,437
Real estate expenses
Property operations expenses	47,213	45,390	76,264	67,897
Real estate taxes	9,199	10,849	16,347	15,127
Total real estate expenses	56,412	56,239	92,611	83,024
Real estate net segment income	$76,916	$74,231	$119,047	$105,413
Average monthly real estate revenue per total occupied homesite(1)	$343	$336	$332	$324
Average monthly homeowner rental income per homeowner occupied homesite(2)	$285	$277	$286	$280
Average monthly home renter income per occupied rental home(3)	$608	$692	$606	$691
As of December 31:
Total communities	181	181	275	275
Total homesites	34,492	34,831	57,129	57,843
Occupied homesites	28,946	28,788	47,877	47,225
Total rental homes owned	6,608	5,850	9,273	7,397
Occupied rental homes	5,342	4,514	7,468	5,389

(1)          Average monthly real estate revenue per occupied homesite is defined as total real estate revenue divided by average total occupied homesites divided by the number of months in the period.

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

(4)          Real estate segment and homesite data excludes discontinued operations.

Reconciliation of our net segment income to net loss attributable to common OP unitholders is as follows:

	Year Ended December 31,
	Same Communities				As Reported
	2005		2004		2005	2004
Net segment income:
Real estate	$76,916	(a)	$74,231	(a)	$119,047	$105,413
Retail home sales	—	(f)	—	(f)	(11,620)	(9,717)
Finance and insurance	(2,411)		(907)		(2,411)	(907)
	74,505		73,324		105,016	94,789
Other expenses:
Property management	6,158	(b)	4,691	(b)	9,356	7,127
General and administrative	27,319	(c)	19,252	(d)	27,634	29,372
Initial public offering related costs	—		—		—	4,417
Early termination of debt	—		—		—	16,685
Depreciation and amortization	48,952		44,477		77,810	61,063
Real estate and retail home asset impairment	—		—		21,822	3,358
Goodwill impairment	—		—		78,783	863
Net consumer finance interest expense	525		1,319		525	1,319
Interest expense	49,499		44,015		72,534	58,337
Total other expenses	132,453		113,754		288,464	182,541
Interest income	(2,267)		(1,518	)(e)	(2,267)	(1,611)
Loss from continuing operations	(55,681)		(38,912)		(181,181)	(86,141)
Income (loss) from discontinued operations	—		—		(10,403)	3,144
Loss on sale of discontinued operations	—		—		(678)	(8,549)
Net loss	(55,681)		(38,912)		(192,262)	(91,546)
Preferred unit distribution	—		—		(11,672)	(9,752)
Net loss attributable to common OP unitholders	$(55,681)		$(38,912)		$(203,934)	$(101,298)

(a)           Same communities information excludes results of communities acquired in the Hometown, D.A.M. and other acquisitions after January 1, 2004 and the communities sold or held for sale before December 31, 2005.

(b)          Prorated based on 181 communities as compared to 275 at December 31, 2005.

(c)           Excludes amortization of restricted units issued in connection with the IPO.

(d)          Excludes restricted unit expenses of $10.1 million recognized in connection with the IPO.

(e)           Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

(f)             Excluded due to variability from year-to-year independent of the number of communities.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had approximately $29.3 million of cash and cash equivalents, $109.1 million available under the terms of our lease receivables line of credit and $19.3 million available under our consumer finance facility. This reflects the use of a significant portion of the excess net cash proceeds from the sale of 40 communities in 2006 to repay certain lease receivable, consumer finance, floorplan and other indebtedness. As of December 31, 2006, we closed sales transactions for 37 of the 38 communities we held as discontinued as of December 31, 2005, and also closed three other communities discontinued in 2006, obtaining cash proceeds of $85.4 million net of related debt repayment and defeasance and other costs of $75.0 million.

On October 6, 2006, we signed a definitive agreement to acquire all of the stock of NLASCO. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of ARC’s common stock for a total consideration of $117.5 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of ARC’s common stock. In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, ARC conducted a rights offering to its stockholders. In the rights offering, all holders of ARC common stock as of the record date of December 19, 2006 received one non-transferable right to purchase approximately 0.242 shares of ARC’s common stock for each share held. The price at which the additional shares were purchased was $8.00 per share. Gerald J. Ford, one of ARC’s directors and the beneficial owner of approximately 17.6% of ARC’s common stock, backstopped the rights offering and purchased approximately 390,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

Our plan for 2007 is to (i) continue to manage our results against our detailed budget focused on operating effectiveness at the community level; (ii) adjust the price and cost structure, including commissions, of our marketing programs in the sales and leasing of homes; (iii) control our expense structure consistent with maintaining effective controls over the business; (iv) make capital expenditures as necessary and appropriate to keep our communities up to our standards; (v) purchase homes for sale or lease as demand warrants and funds permit; and (vi) consider potential acquisition opportunities to compliment and enhance our business.

Our short-term liquidity needs include funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), funds for capital expenditures for our existing communities, funds for purchases of manufactured homes and funds to service our debt.

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

CASH FLOWS

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Cash provided by operations was $37.0 million and $7.0 million in 2006 and 2005, respectively. Cash provided by operations increased primarily because of (1) higher real estate net segment income; (2) decreased net segment losses from the retail home sales and finance and insurance segments; and (3) lower property management and general and administrative expenses of $10.6 million, partially offset by increased interest expense.

Cash provided by investing activities was $135.5 million in 2006, compared with $112.9 million used in investing activities in 2005. The increase in cash from investing activities primarily was due to i) $103.9 million less cash spent on the purchase of manufactured homes; ii) $97.3 million more cash received from the sale of communities; iii) $47.8 million less cash spent on community improvements and equipment purchases; and iv) $5.8 million less cash proceeds from the sale of manufactured homes. Purchases of manufactured homes and proceeds from the sale of manufactured homes are considered investing activities because these activities are conducted, in large part, to increase long-term cash flows from lot rents.

Cash used by financing activities was $171.2 million in 2006, compared with $101.0 million provided by financing activities in 2005. The decrease in cash from financing activities primarily was due to i) $254.6 million more cash spent on the repayment of debt; and ii) $65.9 million less cash proceeds received from the issuance of debt. These cash uses partially were offset by i) $35.1 million less distributions paid on common partnership units; ii) $8.8 million less cash spent on the repurchase of common and preferred partnership units; and iii) $4.2 million less cash spent on loan originations.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Cash provided by operations was $7.0 million and $27.4 million for the years ended December 31, 2005 and 2004, respectively. Cash provided by operations decreased in 2005, as compared to 2004, despite higher real estate net segment income primarily because of (1) decreased net segment income from the retail home sales and finance and insurance segments; (2) increased interest expense of $14.2 million from higher levels of outstanding debt and increased interest rates; (3) higher general and administrative expenses of $8.5 million (after adjusting for non-cash stock compensation expense) resulting from the growth of our business; and (4) payments made in 2005 for substantial accruals incurred at the end of 2004 for capital expenditures and repairs and maintenance activities as compared to a relatively low level of such payments in 2004.

Cash used in investing activities was $112.9 million and $595.9 million for the years ended December 31, 2005 and 2004, respectively. The decrease in 2005 as compared to 2004 primarily was due to the Hometown and D.A.M. portfolio acquisitions in 2004. Purchases of manufactured homes and proceeds from the sale of manufactured homes are considered investing activities because these activities are conducted, in large part, to increase long-term cash flows from lot rents.

Cash provided by financing activities was $101.0 million and $578.7 million for the years ended December 31, 2005 and 2004, respectively. The decrease in 2005 as compared to 2004 primarily was due to the issuance of additional indebtedness and common and preferred partnership unit issuances in connection with ARC’s IPO in 2004 compared with higher levels of non-acquisition issuance of debt and increased repayment of existing indebtedness in 2005.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2006, 2005 and 2004. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At December 31, 2006, we have $1,046.5 million of outstanding indebtedness. $948.1 million, or 91%, of our total indebtedness is fixed rate and $98.4 million, or 9%, is variable rate. In connection with our senior variable rate mortgage debt, we have purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%. The interest caps expire in February 2007.

At December 31, 2006, we had the following indebtedness and operating lease obligations (in thousands):

	Principal	Interest on	Operating
	Debt Repayment	Debt Repayment	Lease	Total
	Obligations	Obligations	Obligations	Obligations
2007	$12,499	$69,335	$532	$82,366
2008	62,740	66,828	365	129,933
2009	161,253	58,813	68	220,134
2010	13,052	54,526	—	67,578
2011	14,891	53,447	—	68,338
Thereafter	777,480	267,971	—	1,045,451
Commitments	1,041,915	570,920	965	1,613,800
Unamortized premium related to indebtedness asummed in Hometown and DAM acquisitions.	4,585	—	—	4,585
	$1,046,500	$570,920	$965	$1,618,385

The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2006 excluding indebtedness related to assets held for sale (in thousands):

			Weighted	Annual
	Debt	Percentage	Average	Debt	Balance
	Principal	of Total	Interest	Service	at Maturity
	Balance	Debt	Rate	(1)	(2)
Fixed Rate Debt:
Senior fixed rate mortgage due 2009	$84,689	8.1%	5.05%	$5,714	$81,571
Senior fixed rate mortgage due 2012	277,616	26.5%	7.35%	23,984	256,189
Senior fixed rate mortgage due 2014	189,407	18.1%	5.53%	13,434	164,745
Senior fixed rate mortgage due 2016	170,000	16.2%	6.24%	10,754	170,000
Various individual fixed rate mortgages due 2007 through 2031	128,567	12.3%	7.16%	10,934	90,240
Senior exchangeable notes due 2025	96,600	9.2%	7.50%	7,245	96,600
Other loans due 2012	1,177	0.1%	6.97%	188	523
	948,056	90.5%	6.57%	72,253	859,868
Variable Rate Debt:
Senior variable rate mortgage due 2009	60,000	5.7%	6.12%	3,673	60,000
Trust preferred securities due 2035	25,780	2.5%	8.61%	2,220	25,780
Consumer finance chattel facility due 2008	—	0.0%	8.32%	—	—
Lease receivable facility due 2008	10,000	1.0%	9.45%	945	10,000
Floorplan lines of credit due 2007	2,664	0.3%	9.00%	240	2,664
	98,444	9.5%	7.19%	7,078	98,444
	$1,046,500	100.0%	6.63%	$79,331	$958,312

(1)          For fixed rate debt, defined as all required principal and interest payments for one year. For variable rate debt, defined as expected interest payments based on the weighted average interest rate and principal balances at December 31, 2006.

(2)          Assumes no early repayment of principal.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. We do not expect the application of SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued its Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-

likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to the economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We do not expect the application of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurement (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting purposes (“GAAP”). SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will become effective for ARC on January 1, 2008 and we are still evaluating its impact on or financial position and results of operations.

Also in September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The application of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of 2008. Early adoption is permitted provided we also elect to apply the provisions of SFAS No. 157. We are still evaluating the impact that SFAS No. 159 will have on our financial position, results of operations and cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2006 our total debt outstanding was $1,046.5 million comprised of approximately $948.1 million of indebtedness subject to fixed interest rates. Approximately $98.4 million, or 9%, of our total consolidated debt is variable rate debt. A total of $60.0 million of our variable rate debt has an interest rate cap of 7.30% per annum.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $123,000 annually.

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

The fair value of debt outstanding as of December 31, 2006 was approximately $1,057.3 million.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See “Financial Statements,” commencing on page F-1 hereof.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.        CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Partnership’s management, with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

ARC is our sole general partner and manages us through its officers and directors. Certain information required by Part III is omitted from this report in that ARC will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning ARC’s directors and executive officers required by this Item is incorporated by reference to ARC’s Proxy Statement.

The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is to be set forth in ARC’s Proxy Statement and is hereby incorporated by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to ARC’s Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to ARC’s Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to ARC’s Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to ARC’s Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.
Affordable Residential Communities LP
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004	F-4
	Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2006, 2005 and 2004	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004	F-6
	Notes to Consolidated Financial Statements	F-8
2.	Financial Statement Schedules
	Schedule III—Real Estate and Related Depreciation as of December 31, 2006	III-1
3.	Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
By:	/s/ LARRY D. WILLARD
Larry D. Willard
Chief Executive Officer
(Principal Executive Officer)

April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ LARRY D. WILLARD	Chief Executive Officer	April 2, 2007
Larry D. Willard	(Principal Executive Officer)
/s/ LAWRENCE E. KREIDER	Executive Vice President, Chief Financial	April 2, 2007
Lawrence E. Kreider	Officer and Chief Information Officer (Principal
Financial and Accounting Officer)
/s/ SCOTT L. GESELL	Executive Vice President, General Counsel	April 2, 2007
Scott L. Gesell

Exhibit Index Number	Exhibit Title
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

10.43*

Second Amendment to Credit Agreement, dated as of April 5, 2006 by and among, ARC Housing LLC, ARC Housing TX LP (“Borrowers”), and Merrill Lynch Mortgage Capital Inc., (“Lender”)(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 10, 2006 (File No. 001-31987)).

10.44*

Rights Agreement, dated as of July 11, 2006, by and between the Company and American Stock Transfer & Trust Company.(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on July 11, 2006 (File No. 001-31987)).

10.45*

Loan Agreement dated July 11, 2006 among ARCML06 LLC, ARC18TX LP, ARC18FLD LLC, ARC18FLSH LLC, ARCFLMC LLC and ARCFLSV LLC, as co-borrowers and Merrill Lynch Mortgage Lending, Inc.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on July 17, 2006 (File No. 001-31987)).

10.46*

Guaranty of Non-Recourse Obligations dated July 11, 2006 between Affordable Residential Communities LP and Merrill Lynch Mortgage Lending, Inc.(incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on July 17, 2006 (File No. 001-31987)).

10.47*

Time Share Agreement dated July 15, 2006 between Larry D. Willard and Affordable Residential Communities LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on July 19, 2006 (File No. 001-31987)).

10.48*

Time Share Agreement dated July 15, 2006 between James F. Kimsey and Affordable Residential Communities LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on July 19, 2006 (File No. 001-31987)).

10.49*

Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on July 31, 2006 (File No. 001-31987)).

10.50*

Stock Purchase Agreement dated as of October 6, 2006 among Affordable Residential Communities Inc., ARC Insurance Holdings Inc., C. Clifton Robinson, C.C. Robinson Property, Ltd. and the Robinson Charitable Remainder Unitrust.(incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on October 10, 2006 (File No. 001-31987)).

10.51*

Stock Purchase Agreement dated as of October 6, 2006 among Affordable Residential Communities Inc. and Flexpoint Fund, L.P.(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on October 10, 2006 (File No. 001-31987)).

10.52*

Investment Agreement dated as of October 13, 2006 among Affordable Residential Communities Inc., Gerald J. Ford, ARC Diamond, LP and Hunter’s Glen/Ford, Ltd.(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on October 16, 2006 (File No. 001-31987)).

10.53*	Articles of Amendment.(incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on January 23, 2007 (File No. 001-31987)).
10.54*

Amendment No. 1 to Rights Agreement, dated as of January 23, 2007, by and between the Company and American Stock Transfer & Trust Company.(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on January 23, 2007 (File No. 001-31987)).

10.55*

Registration Rights Agreement, dated as of January 31, 2007, by and between Affordable Residential Communities Inc. and C. Clifton Robinson. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on February 5, 2007 (File No. 001-31987)).

10.56*

Registration Rights Agreement, dated as of January 31, 2007, between Affordable Residential Communities Inc. and Flexpoint Fund, L.P.(incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on February 5, 2007 (File No. 001-31987)).

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Affordable Residential Communities LP, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Affordable Residential Communities LP, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                     Exhibit is a management contract or compensatory plan.

*                    Previously filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To The Partners of Affordable Residential Communities LP:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Affordable Residential Communities LP and its subsidiaries (the “Partnership”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 30, 2007

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(in thousands, except unit data)

	December 31,
	2006	2005
Assets
Rental and other property, net	$1,390,564	$1,453,097
Assets held for sale	15,326	132,340
Cash and cash equivalents	29,281	27,926
Restricted cash	6,784	7,022
Tenant and other receivables, net	4,882	4,173
Notes receivable, net	29,904	33,418
Loan origination costs, net	16,736	16,164
Loan reserves	33,305	35,088
Lease intangibles and customer relationships, net	6,457	12,055
Prepaid expenses and other assets	9,693	7,429
Total assets	$1,542,932	$1,728,712
Liabilities and Partners’ Capital
Notes payable	$1,046,500	$1,146,331
Liabilities related to assets held for sale	247	56,827
Accounts payable and accrued expenses	28,946	32,653
Distributions payable	1,903	1,887
Tenant deposits and other liabilities	17,724	14,783
Total liabilities	1,095,320	1,252,481
Commitments and contingencies (Note 13)
Partners’ Capital
Preferred partnership units	136,750	136,750
Common partnership units:
General partner	300,357	325,216
Limited partners	10,505	14,265
Total partners’ capital	447,612	476,231
Total liabilities and partners’ capital	$1,542,932	$1,728,712

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(in thousands except per unit data)

	Year Ended December 31,
	2006	2005	2004
Revenue
Rental income	$207,028	$191,235	$171,403
Sales of manufactured homes	9,648	39,331	14,224
Utility and other income	25,877	21,587	17,422
Net consumer finance interest income	1,558	—	—
Total revenue	244,111	252,153	203,049
Expenses
Property operations	70,292	76,264	67,897
Real estate taxes	19,738	16,347	15,127
Cost of manufactured homes sold	8,122	37,104	17,302
Retail home sales, finance and insurance	8,934	17,422	7,934
Property management	6,772	9,356	7,127
General and administrative	19,651	27,634	29,372
Initial public offering related costs	—	—	4,417
Early termination of debt	556	—	16,685
Depreciation and amortization	85,841	77,810	61,063
Loss on sale of airplane	541	—	—
Real estate and retail home asset impairment	—	21,822	3,358
Goodwill impairment	—	78,783	863
Net consumer finance interest expense	—	525	1,319
Interest expense	77,052	72,534	58,337
Total expenses	297,499	435,601	290,801
Interest income	(2,133)	(2,267)	(1,611)
Loss from continuing operations	(51,255)	(181,181)	(86,141)
Income (loss) from discontinued operations	2,166	(10,403)	3,144
Income (loss) on sale of discontinued operations	31,871	(678)	(8,549)
Net loss	(17,218)	(192,262)	(91,546)
Preferred unit distributions	(11,416)	(11,672)	(9,752)
Net loss attributable to common OP unitholders	$(28,634)	$(203,934)	$(101,298)
Net loss attributable to common OP unitholders
General Partner	$(27,731)	$(194,785)	$(94,659)
Limited Partners	(903)	(9,149)	(6,639)
	$(28,634)	$(203,934)	$(101,298)
Loss per unit from continuing operations
Basic loss per unit	$(1.38)	$(4.23)	$(2.24)
Diluted loss per unit	$(1.38)	$(4.23)	$(2.24)
Income (loss) per unit from discontinued operations
Basic income (loss) per unit	$0.75	$(0.25)	$(0.13)
Diluted income (loss) per unit	$0.75	$(0.25)	$(0.13)
Loss per unit attributable to Partners
Basic loss per unit	$(0.63)	$(4.48)	$(2.37)
Diluted loss per unit	$(0.63)	$(4.48)	$(2.37)
Weighted average unit information
Common units outstanding	45,290	45,566	42,766

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(in thousands)

	Common OP Unitholders
	General	Limited	Preferred OP
	Partner	Partners	Unitholders	Total
Balance at January 1, 2004	$265,578	$42,639	$—	$308,217
Issuance of common OP units	410,724	—	—	410,724
Issuance of preferred OP units	—	—	144,250	144,250
Restricted common units issued and current year vesting	199	—	—	199
Forfeiture of restricted common OP units	(150)	—	—	(150)
Redemption of OP units	—	(125)	—	(125)
Transfer of capital	1,737	(1,737)	—	—
Distribution to OP unitholders	(44,469)	(2,616)	—	(47,085)
Net loss attributable to common OP unitholders	(94,659)	(6,639)	—	(101,298)
Other comprehensive income	1,208	—	—	1,208
Comprehensive loss				(100,090)
Balance at December 31, 2004	540,168	31,522	144,250	715,940
Redemption of Series “B” PPUs	—	—	(7,500)	(7,500)
Redemption of OP units for cash	—	(6,409)	—	(6,409)
Redemption of OP units for ARC common stock	704	(704)	—	—
Distribution to OP unitholders	(20,451)	(1,172)	—	(21,623)
Common unit issuances	67	—	—	67
Transfer of capital	(177)	177	—	—
Vesting of unearned compensation	315	—	—	315
Net loss attributable to common OP unitholders	(194,785)	(9,149)	—	(203,934)
Other comprehensive loss	(625)	—	—	(625)
Comprehensive loss				(204,559)
Balance at December 31, 2005	325,216	14,265	136,750	476,231
Redemption of OP units.	3,582	(3,688)	—	(106)
Transfer of capital	(831)	831	—	—
Common unit compensation	704	—	—	704
Net loss attributable to common OP unitholders	(27,731)	(903)	—	(28,634)
Other comprehensive loss	(583)	—	—	(583)
Comprehensive loss				(29,217)
Balance at December 31, 2006	$300,357	$10,505	$136,750	$447,612

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flow from operating activities
Net loss	$(17,218)	$(192,262)	$(91,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,841	77,810	61,063
Amortization of loan origination costs	5,270	7,256	5,165
Adjustments to fair value for interest rate caps	229	218	241
Unit compensation expense	704	382	10,120
Non-cash ARC IPO related costs	—	—	389
Early termination of debt	—	—	10,358
Real estate and retail home asset impairment	—	21,822	3,358
Goodwill impairment	—	78,783	863
Depreciation included in income from discontinued operations	310	4,615	8,919
Loss (gain) on sale of discontinued operations including impairments	(31,871)	10,932	8,549
Loss (gain) on sale of manufactured homes	(1,526)	(2,227)	3,078
Loss on sale of airplane	541	—	—
Changes in operating assets and liabilities, net of acquisitions	(5,231)	(294)	6,855
Net cash provided by operating activities	37,049	7,035	27,412
Cash flow from investing activities
Deferred acquisition costs for purchase of NLASCO	(1,693)	—	—
Acquisition of Hometown communities	—	—	(507,136)
Acquisition of D.A.M. and other communities	—	—	(35,916)
Purchases of manufactured homes	(17,389)	(121,253)	(58,910)
Proceeds from community sales	146,052	48,721	36,922
Proceeds from manufactured home sales	12,809	18,650	7,133
Proceeds from sale of airplane	1,170	—	—
Community improvements and equipment purchases	(7,500)	(55,296)	(49,708)
Cash flow from ARC IPO related transactions
Release of restricted cash	—	—	8,978
Release of loan reserves	—	—	19,089
New loan reserves	—	—	(14,247)
Restricted cash	238	299	1,391
Loan reserves	1,783	(4,069)	(3,447)
Net cash used in investing activities	135,470	(112,948)	(595,851)

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004
(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flow from financing activities
Cash flow from ARC IPO
Common stock offering	—	—	438,078
Preferred stock offering	—	—	125,000
Common stock offering expenses	—	—	(37,421)
Preferred stock offering expenses	—	—	(5,892)
Cash flow from ARC IPO related financing transactions
Debt issued in the financing transactions	—	—	500,000
Debt paid in the financing transactions	—	—	(439,048)
Payment of loan origination costs	—	—	(8,122)
Proceeds from issuance of debt	263,896	329,823	96,421
Repayment of debt	(417,696)	(163,089)	(42,660)
Payment of common partnership unit distributions	—	(35,148)	(33,563)
Payment of preferred partnership unit distributions	(11,416)	(11,672)	(7,771)
Repurchase of common partnership units	(106)	(6,409)	(125)
Repurchase of preferred partnership units	—	(2,501)	—
Loan origination costs	(5,842)	(10,024)	(6,204)
Net cash provided by financing activities	(171,164)	100,980	578,693
Net increase in cash and cash equivalents	1,355	(4,933)	10,254
Cash and cash equivalents, beginning of period	27,926	32,859	22,605
Cash and cash equivalents, end of period	$29,281	$27,926	$32,859
Non-cash financing and investing transactions:
Debt assumed in connection with acquisitions	$—	$—	$96,898
OP Units issued in connection with acquisitions	$—	$—	$25,142
Repurchase of common partnership units for ARC stock	$3,582	$704	$—
Notes receivable issued for manufactured home sales	$5,557	$25,096	$7,789
Notes payable issued for redemption of preferred partnership units	$—	$4,999	$—
Dividend declared but unpaid	$1,995	$1,995	$13,524
Accrual of loan origination costs	$—	$—	$2,000
Amortization of debt premium	$890	$1,094	$1,092
Supplemental cash flow information:
Payments on notes receivable included in proceeds from manufactured home sales	$8,718	$3,205	$—
Cash paid for interest	$77,685	$69,468	$56,765

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004

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

On February 18, 2004, ARC completed an initial public offering (“IPO”) of 22.3 million shares of common stock at $19.00 per share (excluding 2.3 million shares sold by selling stockholders) and 5.0 million shares of preferred stock priced at $25.00 per share. The proceeds, net of the underwriting discount, to the Partnership from ARC’s IPO of common stock and preferred stock were $517.5 million before expenses. On March 17, 2004, ARC issued 791,592 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option generating net proceeds to the Partnership of $14.0 million. In conjunction with the IPO, ARC also completed a financing transaction consisting of $500.0 million of new mortgage debt and the repayment of certain existing indebtedness.

Concurrent with ARC’s IPO and the financing transaction, we acquired 90 manufactured home communities from Hometown America, L.L.C. (“Hometown”). Together the 90 acquired communities are located in 24 states and total 26,406 homesites. The total purchase price for these communities and related assets was approximately $615.3 million including assumed indebtedness with a fair value of $93.1 million. On June 30, 2004, we acquired 36 manufactured home communities from D.A.M. MASTER ENTITY, L.P. (“D.A.M.”). The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the costs of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million.

As of December 31, 2006, we owned and operated 275 communities consisting of 57,264 homesites in 23 states with occupancy of 82.4%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas/Missouri, with 4.2% of our total homesites. We also conduct a retail home sales business.

ARC’s common stock is traded on the New York Stock Exchange under the symbol “ARC”. ARC’s Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol “ARC-PA”. ARC has no public trading history prior to February 12, 2004.

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

Distributions

The partnership agreement provides that holders of OP units are entitled to receive quarterly distributions of available cash (i) first, with respect to any OP units that are entitled to any preferences in distribution (Series A Preferred Partnership Units), in accordance with the rights of such class of OP units (and, within such class, pro rata in accordance with their respective percentage interests), and (ii) second, with respect to any OP units that are not entitled to any preference in distribution, in accordance with the rights of such class of OP unit (and, within such class, pro rata in accordance with their respective percentage interests).

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

Basis of Presentation

The accompanying consolidated financial statements include all of our accounts but include the results of operations of the manufactured home communities acquired only for the periods subsequent to the date of acquisition. We have eliminated all significant inter-company balances and transactions.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts.

We have reclassified certain prior period amounts to conform to the current year presentation.

Summary of Significant Accounting Policies

Rental and Other Property

We carry rental property at cost, less accumulated depreciation. We capitalize significant renovations and improvements that substantially improve asset quality and/or extend the useful life of the asset. We expense maintenance and repairs as incurred.

Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

Asset Class	Estimated Useful Lives (Years)
Manufactured home communities and improvements	10 to 30
Buildings	10 to 20
Rental homes	10 or rent-to-own term
Furniture and other equipment	5
Computer software and hardware	3

Our rental homes are depreciated over ten years except for homes under our rent-to-own program, which are depreciated over the term of the agreement.

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we would reduce the carrying value of the asset to its estimated fair value. No impairment charges were recorded on rental property classified as held and used during 2006 or 2005. During 2004, we recorded an impairment charge on rental property of approximately $0.5 million.

Purchases of manufactured homes and proceeds from the sale of manufactured homes are considered investing activities because these activities are conducted, in large part, to increase long-term cash flows from lot rents.

Discontinued Operations

We consider a community to be a discontinued operation when: (i) management commits to a plan to sell the asset, supported by an ARC board of directors resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by Statement of Financial Accounting Standards, “SFAS”, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the communities identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the communities classified as held for sale continues to be accrued. The results of operations of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of communities in the period in which the properties are discontinued and recognize any resulting gains on the sales of communities when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS No. 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. We disclose, if applicable, in the notes to our financial statements the segment in which the long-lived asset is reported. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a community previously classified as held for sale, the community will be reclassified as held and used. A community that is reclassified shall be measured at the lower of its (a) carrying amount before the community was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the community been continuously classified as held and used, or (b)  fair value at the date of the subsequent decision not to sell.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with maturities less than 90 days from the date of purchase.

Restricted Cash and Loan Reserves

Restricted cash and loan reserves represent reserves established pursuant to the debt agreements as described in Note 4 as well as deposits that are required by statutory law to be segregated. Cash flows from restricted cash and loan reserves are reflected as investing activities on our statement of cash flows as these funds generally earn interest and therefore are considered investments.

Notes Receivables

Notes receivable from sales of manufactured homes or assumed in connection with acquisitions are generally collateralized by manufactured homes located in our communities and are recorded at face value less allowances for bad debt.

Reserves for Bad Debts

We maintain allowances for bad debts on tenant notes and other receivables. We fully reserve amounts due from tenants greater than sixty days past due. We establish reserves based on management’s periodic review of specific notes considered wholly or partially uncollectible, plus an amount for estimated future uncollectible amounts based on historical experience. At December 31, 2006 and 2005, $2.1 million (including $0.3 million of notes currently in default) and $1.7 million, respectively, was reserved for notes receivable and $0.3 million and $0.7 million, respectively, was reserved for tenant and other receivables. For the years ended December 31, 2006, 2005 and 2004, we charged $1.4 million, $3.3 million and $3.5 million, respectively, to bad debt expense.

Loan Origination Costs

We capitalize loan origination costs associated with financing of our communities. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. We amortized $5.3 million, $7.3 million and $5.2 million of loan origination costs for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in interest expense. Accumulated amortization was $18.4 million and $13.1 million as of December 31, 2006 and 2005, respectively.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed in a reorganization completed on May 2, 2002. We periodically assess and adjust the value of our goodwill based on the estimated fair value of our net assets as compared to their net book value and the market value of our equity. During 2005 we recorded a goodwill impairment charge of $78.8 million related to a decline in ARC’s common stock price. For the year ended December 31, 2004, we recorded a goodwill impairment charge of $0.9 million related to our insurance business.

Lease Intangibles and Customer Relationships

We establish the value of lease intangibles and customer relationships at the date of acquisition of a community. We amortize lease intangibles and customer relationships related to community acquisitions on a straight-line basis over the estimated time period that a resident lives in the community (five years). We amortize lease intangibles and customer relationships related to acquisitions of rental homes on a straight-line basis over the lease term (one year). The acquired community customer relationships and rental home customer relationships are amortized on a straight-line basis since we cannot reliably determine the pattern of economic benefit associated with the individual contracts comprising the intangible assets. We do not have sufficient historical or industry data to reliably estimate the tenure of an individual customer or to pool customer contracts on a homogeneous basis as a basis to amortize the intangible assets in a manner other than straight line.

Future amortization of lease intangibles and customer relationship intangible assets are as follows (in thousands):

2007	$3,668
2008	2,618
2009	171
Total	$6,457

Accumulated amortization was $23.4 million and $17.8 million at December 31, 2006 and 2005, respectively.

Impairment of Intangible Assets

We combine our finite-lived intangible assets, which consist primarily of lease and customer intangibles, with other assets located in each community (primarily consisting of real estate assets) as the manufactured home community is the lowest level for which cash flows are readily identifiable. Whenever events or circumstances indicate that the carrying amount of the asset group is not recoverable, the asset group is tested for recoverability. If the asset group is not recoverable from the undiscounted cash flows attributable to that asset group, an impairment loss is recognized as the difference between the carrying value of the asset group and the estimated fair value of the asset group.

Prepaid Expenses and Other Assets

Included in prepaid expenses and other assets are prepaid insurance and other prepaid expenses, as well as earnest money deposits which are treated as deposits until the underlying transactions are complete. Prepaid expenses and other assets also included deferred acquisition costs of $1.6 million as of December 31, 2006, related to the purchase of NLASCO, Inc. Prepaid expenses and other assets included assets of $0.6 million as of December 31, 2005, related to the market value of our swap agreements, which were terminated on March 1, 2006.

Revenue Recognition

We recognize rental income on homesites and homes and utility income when earned and due from residents. Leases entered into by tenants for the rental of a site are generally month-to-month and are renewable by mutual agreement of the resident and us or, in some cases, as provided by statute. Leases entered into by home renters are generally one year in duration and are renewable by mutual agreement between the home renter and us. We defer rent received in advance and recognize it in income when earned. Rents received under our lease-to-own programs are accounted for as operating lease revenue since the agreements are cancelable at any time. Utility income is recovered from residents to offset utility expenses incurred by the communities.

We recognize revenues from manufactured home sales when we receive the down payment, financing is arranged, we transfer title, possession and other attributes of ownership to the buyer, and we have no further obligations to perform significant additional activities.

Interest and Internal Cost Capitalization

We capitalize our interest costs (using our average cost of borrowings) and internal costs (using actual time spent and related costs) on development of long-lived assets from the date we begin substantive activities through the date we place such assets into service in accordance with SFAS No. 34, Capitalization of Interest and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, respectively. The long-lived assets on which we capitalize interest include general construction activities in our communities, manufactured homes and, in the case of the communities acquired in the Hometown acquisition, the cost of the vacant homesites we acquired on which we are making improvements and placing a manufactured home for rent or sale. No interest and internal costs were capitalized in 2006. We capitalized $0.4 million and $3.9 million of interest and internal costs during 2005 and 2004, respectively.

Fair Value of Financial Instruments

The fair value of our debt was approximately $1,057.3 million and $1,169.6 million at December 31, 2006 and 2005, respectively. The fair value of our other financial instruments approximates their carrying value at December 31, 2006 and 2005.

Interest Rate Caps and Swaps

We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates. As required under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all of our derivative instruments in the Consolidated Balance Sheets at fair value. For a derivative designated as a cash flow hedge, we initially report the effective portion of the derivative’s gain or loss as a component of accumulated other comprehensive income and subsequently reclassify it into earnings when the forecasted transaction affects earnings. We report the ineffective portion of the gain or loss associated with a cash flow hedge in earnings immediately. During 2004, we entered into a $100 million interest rate swap agreement with an unrelated third party effectively fixing the interest rate on $100 million of our variable rate debt at 5.06%. The swap was designated as a cash flow hedge under SFAS No. 133. At December 31, 2005, $0.6 million of unrealized gain related to this derivative instrument has been recorded in accumulated other comprehensive income on the accompanying balance sheet. The swap agreement expired on March 1, 2006 and we did not renew the agreement.

We further manage our exposure to interest rate risk through the use of interest rate caps which protect us from movements in interest rates above specified levels. At December 31, 2006, a total of $60.0 million of our variable rate debt was capped at 7.30% per annum. We immediately recognize in earnings the change in the fair value of interest rate caps. For the years ended December 31, 2006, 2005 and 2004, we recorded charges in interest expense of $229,000, $218,000 and $241,000, respectively, related to the change in the fair value of our interest rate caps. At December 31, 2006 and 2005 the carrying value of our interest rate caps is $120,400 and $0, respectively.

Convertible Debt

In August 2005, we issued $96.6 million aggregate principal amount of senior notes which are exchangeable at an initial rate of 69.8812 shares of ARC common stock per $1,000 principal amount of the notes and are callable under certain circumstances. The notes are treated as a combined instrument and not bifurcated to separately account for any embedded derivative instruments principally because in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (i) the conversion feature is indexed to ARC’s common stock and would be classified in stockholders’ equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts. As a result of ARC’s rights offering in January 2007, at which ARC offered shares of its common stock for sale at a below-market price of $8 per share, the exchangeable rate of our convertible debt was adjusted to 73.95 shares of ARC common stock per $1,000 principal amount of the notes.

Accumulated Other Comprehensive Income

Amounts recorded in accumulated other comprehensive income as of December 31, 2005 represent unrecognized gains on our interest rate swap which qualified as a cash flow hedge and was marked to market over the life of the instrument. Our comprehensive losses for the years ended December 31, 2006, 2005 and 2004 were $29.2 million, $204.6 million and $100.1 million, respectively. Accumulated other comprehensive income was zero at December 31, 2006 and $0.6 million at December 31, 2005.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) became effective on January 1, 2006 and we have adopted the standard using the modified prospective method. Since our only share based payments through December 31, 2005 were nominal ARC restricted stock issuance and ARC’s common shares issued to members of ARC’s board of directors as compensation, the implementation of SFAS No. 123(R) did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested, at December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs for only those awards expected to vest over the service period of the award, which is currently the option vesting term of three years. Prior to the adoption of SFAS No. 123(R) we recognized unit-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In

March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), regarding their interpretation of SFAS 123(R) and the valuation of unit-based payment awards for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

We consider the number of vested units issued under ARC’s 2003 equity incentive plan as common units outstanding and include them in the denominator of our calculation of basic earnings per unit. We also consider the total number of unvested restricted units granted under ARC’s 2003 equity incentive plan in the denominator of our calculation of diluted earnings per unit if they are dilutive. We return units forfeited to ARC’s 2003 equity incentive plan as units eligible for future grant and adjust any compensation expense previously recorded on such units in the period the forfeiture occurs.

Income Taxes

We are a partnership for tax purposes and do not pay Federal or state income taxes. Our income is taxed to our partners in their individual returns, and we therefore do not record an income tax provision. At December 31, 2006, an incorporated subsidiary owned by the Partnership has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $94.5 million. These net operating loss carry-forwards are fully reserved by a valuation allowance of an equal amount.

Warrants

On August 9, 2000, 1,250,000 warrants were issued to all existing ARC stockholders at the time of entering into a significant cash equity contribution agreement with a new ARC stockholder. The warrants give each holder the right to purchase one share of ARC’s common stock at an original exercise price of $11.70 per share. The Partnership received no cash or other consideration from ARC’s existing stockholders for the warrants. Because the warrants were issued in conjunction with a capital contribution, they are considered a cost of capital issuance and there is no impact on the financial statements from the issuance of the warrants because all transactions are recorded within partners’ capital. Because the Partnership received no consideration for the warrants and because there was no active market for our common partnership units or warrants at the time of issuance in 2000, we determined that the fair value of the warrants was immaterial. The warrants remain outstanding and expire if not exercised prior to 5:00 PM, New York City time, on July 23, 2010.

The warrants, which represent a written call option on ARC’s common stock, originally allowed for the purchase of ARC’s common stock at a fixed price per share of $11.70. On January 23, 2004, in preparation for the IPO, ARC affected a 0.519-for-1 reverse split of its common stock. Subsequent to this, ARC has declared cash dividends, issued common stock and paid stock compensation to its non-management directors. As a result, the exercise price per share under the outstanding warrants has been adjusted to $15.61 and the total number of shares of ARC’s common stock issuable upon exercise of all warrants was adjusted to 937,079 as of December 31, 2006. The closing price of ARC’s common stock was $11.65 as of December 31, 2006, significantly below the warrant exercise price of $15.61.

The accounting for our warrants is governed by Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). ARC can settle its warrants only through physical settlement or net share settlement. According to EITF 00-19 the initial classification and measurement is in equity at fair value. Subsequently, the warrants should continue to be classified in partners’capital with no changes in fair value being recorded after the initial measurement. The Partnership believes capital classification for the warrants is appropriate based upon its analysis in accordance with “The Model” outlined in EITF 00-19. The Partnership was not required to revalue the warrants in subsequent periods in accordance with EITF 00-19, paragraph 39. The Partnership will prospectively continue to re-evaluate the appropriateness of the warrants’ treatment at each balance sheet date consistent with EITF 00-19.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. We do not expect the application of SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No.157, Fair Value Measurement (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting purposes (“GAAP”). SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will become effective for the Partnership on January 1, 2008 and we are still evaluating its impact on or financial position and results of operations.

Also in September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The application of SAB No. 108 had no impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of 2008. Early adoption is permitted provided we also elect to apply the provisions of SFAS No. 157. We are still evaluating the impact that SFAS No. 159 will have on our financial position, results of operations and cash flows.

2.   Partners’ Capital

Series “A” Preferred Partnership Units

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

Series “B” Preferred Partnership Units

According to the terms of the Series “B” PPUs, in July 2005 the unitholders requested redemption of their 300,000 units, and the OP elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million. The PPUs outstanding as of December 31, 2006 consist only of 705,688 Series “C” units.

Series “C” Preferred Partnership Units

At December 31, 2006, we had 705,688 Series “C” Preferred OP Units outstanding that were issued on June 30, 2004 as part of the D.A.M. portfolio acquisition. The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “C” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance. Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with ARC common stock (which would necessitate the issuance of one Common OP Unit per share of ARC common stock issued), cash and/or a note payable, at the Operating Partnership’s option. As of December 31, 2006, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

Common Partnership Units

We have included a charge of $10.1 million in general and administrative expense for the year ended December 31, 2004 representing the value of 530,000 common partnership units granted in connection with ARC’s IPO under the ARC 2003 equity incentive plan that vested at the date of grant. We valued the units at $19.00 per unit, the price at which ARC sold shares of common stock in its IPO. In addition, we granted 95,000 units of restricted common partnership units that vest over five years. In June 2004, 42,500 of these restricted units were forfeited and in October 2004, an additional 37,500 restricted units were forfeited pursuant to the terms of their issuance, leaving 15,000 restricted units outstanding. During both of the years ended December 31, 2006 and 2005, 3,000 units vested leaving 9,000 units unvested at December 31, 2006. We have recorded the unvested portion of the remaining 9,000 outstanding restricted units as of December 31, 2006 in Partners’ capital and are amortizing the balance ratably over the vesting period. In accordance with SFAS No. 123(R), unearned compensation continues to be amortized over the vesting period but is now included as part of Partners’ capital on the consolidated balance sheets. We expect that there will be no forfeitures of the unvested restricted units outstanding at December 31, 2006. All units, vested and unvested, are entitled to receive distributions and to vote unless forfeited.

In April 2005, the ARC board of directors approved an award of 80,000 common partnership units to Scott D. Jackson, the Partnership’s former Chief Executive Officer, under ARC’s 2003 equity incentive plan. Pursuant to the terms of the grant, 20,000 units vested immediately and the remaining 60,000 units were forfeited upon Mr. Jackson’s resignation from the Partnership in December 2005.

As of December 31, 2006, the Partnership has outstanding warrants to certain unitholders authorizing the purchase of up to 937,079 common partnership units at $15.61 per unit, as adjusted for common units issued and distributions paid. The warrants expire on July 23, 2010. To date, no warrants have been exercised.

During 2006 and 2005, we granted approximately 14,400 and 6,250 common partnership units, respectively, to independent members of ARC’s board of directors for service rendered during the periods.

On July 27, 2006, the Compensation Committee of ARC’s Board of Directors approved the grant of 500,000 non-qualified stock option awards to four senior executive officers of ARC pursuant to ARC’s 2003 Equity Incentive Plan at an exercise price of $10.74 per share, the closing price of ARC’s common stock on the New York Stock Exchange on the date of grant. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award, the second third vesting on the second anniversary date of the award, and the balance vesting on the third anniversary date of the award. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of ARC. The fair values for the unit options granted during the year ended December 31, 2006 were estimated using the Black-Scholes option pricing model with an expected volatility of 30%, a risk-free interest rate of 5.1%, a dividend yield rate of zero, a six-year expected life of the options, and a forfeiture rate of ten percent. Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the options granted during the quarter approximated $4.38 per share. The expected volatility is based on the historical volatility in the price of ARC’s common stock since its IPO. The risk-free interest rate is the ten-year Treasury rate, based on the term of the options. The dividend yield assumption is based on ARC’s history and expectation of dividend payments on common stock. The expected life of the options represents the period in which the options are expected to remain outstanding.

Our total compensation expense recorded in general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 related to unit-based compensation was $0.7 million, $0.4 million and $10.1 million, respectively.

Distributions Declared

The following table sets forth the cash distributions declared and paid in 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Partnership Units:
2005
Date of declaration.	March 16, 2005	May 23, 2005
Date of record	March 31, 2005	June 30, 2005
Date paid	April 15, 2005	July 15, 2005
Distribution per unit.	$0.3125	$0.1875
Total dollars (in thousands)	$12,772	$7,679
Preferred Partnership Units:
2006
Date of declaration.	March 2, 2006	June 8, 2006	September 20, 2006	December 14, 2006
Date of record	April 14, 2006	July 14, 2006	October 13, 2006	January 15, 2007
Date paid	April 28, 2006	July 28, 2006	October 30, 2006	January 31, 2007
Series A:
Distribution per unit.	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579
Series C:
Distribution per unit.	$0.390625	$0.390625	$0.390625	$0.390625
Total dollars (in thousands)	$276	$276	$276	$276
2005
Date of declaration.	March 16, 2005	May 23, 2005	September 21, 2005	December 14, 2005
Date of record	April 15, 2005	July 15, 2005	October 15, 2005	January 13, 2006
Date paid	April 29, 2005	July 29, 2005	October 30, 2005	January 30, 2006
Series A:
Distribution per unit.	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,578
Series B:
Distribution per unit.	$0.390625	$0.390625
Total dollars (in thousands)	$117	$102
Series C:
Distribution per unit.	$0.390625	$0.390625	$0.390625	$0.390625
Total dollars (in thousands)	$276	$276	$276	$276

Stockholder Rights Plan

On July 11, 2006, ARC entered into a Stockholder Rights Plan (the “Rights Plan”) under which one right was distributed as a dividend for each share of ARC common stock held by stockholders of record as of the close of business on July 17, 2006. The Rights Plan was adopted as a means to preserve the use of previously accumulated net operating losses. Effective with the revocation of ARC’s REIT election in March 2006, ARC has been taxed as a corporation for U.S. Federal income tax purposes and its net income has been subject to taxation at regular (or alternative minimum) corporate rates without the benefit of a dividends paid deduction. ARC has net operating losses (“NOLs”) from prior years that are expected to offset substantially its taxable income, if any. Therefore, the preservation of such NOLs is the key to minimizing ARC’s U.S. Federal income tax liability. U.S. Federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a “change in ownership.” Generally, there is a change in ownership if, at any time, one or more 5% shareholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three year period. One of the principal reasons for adopting the Rights Plan was to preserve the use of the NOLs by dissuading investors from aggregating ownership in ARC and triggering such a change in ownership. The Rights Plan was designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares such that they would beneficially own 5% or more of the outstanding shares of ARC’s common stock. The Rights Plan was not adopted in response to any effort to acquire control of ARC. Under the Rights Plan, each right initially entitled stockholders to purchase a fraction of a share of ARC preferred stock at a purchase price of $50.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally were exercisable only if a person or group acquired beneficial ownership of 5% or more of ARC common stock or commenced a tender or exchange offer upon consummation of which such person or group would have beneficially owned 5% or more of ARC common stock.

To help preserve the benefit of the NOLs, ARC submitted for stockholder approval an amendment to its charter to restrict certain acquisitions of ARC common stock so as to reduce the likelihood of triggering a change in ownership. The Rights Plan was terminated upon the approval of the amendment in January 2007.

3.   Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	December 31,
	2006	2005
Land	$194,306	$194,331
Improvements to land and buildings	1,193,483	1,190,102
Rental homes and improvements	270,431	261,164
Furniture, equipment and vehicles	14,142	16,041
Subtotal	1,672,362	1,661,638
Less accumulated depreciation:
On improvements to land and buildings	(210,483)	(164,186)
On rental homes and improvements	(63,092)	(37,077)
On furniture, equipment and vehicles	(8,223)	(7,278)
Rental and other property, net	$1,390,564	$1,453,097

Land improvements and buildings comprise primarily infrastructure, roads and common area amenities. At December 31, 2006, approximately $1,369,344,000 of our rental and other property, net, was mortgaged as compared with $1,423,737,000 at December 31, 2005.

4.   Notes Payable

The following table sets forth certain information regarding our debt in thousands:

	December 31,
	2006	2005
Senior fixed rate mortgage due 2009, 5.05% per annum	$84,689	$89,512
Senior fixed rate mortgage due 2012, 7.35% per annum.	277,616	286,433
Senior fixed rate mortgage due 2014, 5.53% per annum.	189,407	196,270
Senior fixed rate mortgage due 2016, 6.24% per annum.	170,000	—
Senior variable rate mortgage due 2007, one-month LIBOR plus 3.00% per annum	—	126,297
Senior variable rate mortgage due 2009, one-month LIBOR plus 0.80% per annum (6.12% at December 31, 2006)	60,000	—
Various individual fixed rate mortgages due 2007 through 2031, averaging 7.16% per annum	128,567	150,104
Revolving credit mortgage facility, one-month LIBOR plus 2.75% per annum	—	58,764
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (9.00% at December 31, 2006)	2,664	14,188
Trust preferred securities due 2035 (due to ARC), three-month LIBOR plus 3.25% per annum (8.61% at December 31, 2006)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (8.32% at December 31, 2006)	—	18,607
Lease receivable facility due 2008, one-month LIBOR plus 4.125% per annum (9.45% at December 31, 2006)	10,000	77,500
Senior exchangeable notes due 2025, 7.50% per annum.	96,600	96,600
D.A.M. PPU notes payable, 7.00% per annum.	—	4,999
Other loans..	1,177	1,277
	$1,046,500	$1,146,331

The fair value of debt outstanding as of December 31, 2006 and 2005 was approximately $1,057.3 million and $1,169.6 million, respectively.

Senior Fixed Rate Mortgage Due 2009

We entered into the Senior Fixed Rate Mortgage due 2009 on February 18, 2004, in connection with the completion of ARC’s IPO and the Hometown acquisition. It is an obligation of certain of our real property subsidiaries and is collateralized by 26 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2009 bears interest at a fixed rate of 5.05%, is being amortized based on a 30-year amortization schedule and matures on March 1, 2009. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2012

We entered into the Senior Fixed Rate Mortgage due 2012 on May 2, 2002. It is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 98 manufactured home communities. The Senior Fixed Rate Mortgage due 2012 bears interest at a fixed rate of 7.35% per annum, is amortized based on a 30-year schedule and matures on May 1, 2012. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2012 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2014

We entered into the Senior Fixed Rate Mortgage due 2014 on February 18, 2004 in connection with the completion of ARC’s IPO and the Hometown acquisition. It is an obligation of certain of our real property subsidiaries and is collateralized by 43 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2014 bears interest at a fixed rate of 5.53% per annum, is amortized based on a 30-year schedule and matures on March 1, 2014. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2014 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2016; Senior Variable Rate Mortgage Due 2009 (repaid and terminated Senior Variable Rate Mortgage Due 2007 and Revolving Credit Mortgage Facility)

On July 11, 2006, we entered into a $230 million mortgage debt facility. Approximately $116.8 million of the proceeds were used to repay and terminate our Senior Variable Rate Mortgage and approximately $58.8 million of the proceeds were used to repay and terminate our Revolving Credit Mortgage Facility. The Loan Agreement is comprised of two components (collectively, the “Loan”): a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options.  The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points (6.12% at December 31, 2006 and capped at 7.3%) and requires interest-only payments for the term of the loan. The loan is secured by 59 manufactured housing communities located in 18 states as well as an assignment of leases and rents associated with the mortgaged property. The loan is non-recourse with the exception that the repayment of the indebtedness is guaranteed by the Partnership pursuant to a guaranty of non-recourse obligations in the event of declaration of bankruptcy; interference with any of the lenders rights, and asset transfers and other activities in violation of the loan documents. Under the provisions of the loan agreement, we have the right to prepay any portion of the floating rate component, with or without release of the mortgaged property, without penalty. Subsequent to a prepayment of the entire floating rate component of the loan, we have the option to prepay a fixed portion of the loan subject to prepayment fees, yield maintenance or defeasance in accordance with the terms of the loan agreement.

Various Individual Fixed Rate Mortgages

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)               Mortgages assumed as part of individual property purchases. These notes total approximately $34.3 million at December 31, 2006, mature from 2008 through 2028 and have an average effective interest rate of 7.23%. These mortgages are secured by 11 specific manufactured home communities.

b)              Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $67.1 million, mature from 2008 through 2031 and carry an average effective interest rate of 7.12%. These mortgages are secured by 12 specific manufactured home communities and are subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)               Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $27.2 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 23 specific manufactured home communities.

Floorplan Lines of Credit

On November 11, 2005, we amended our floorplan line of credit to provide borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the amended lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 9.00% at December 31, 2006) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $385.0 million from January 1, 2007 through September 13, 2007, the due date of the line. We are in compliance with all financial covenants of the line of credit as of December 31, 2006. The line of credit is subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

Trust Preferred Securities Due 2035 (Due to ARC)

On March 15, 2005, the Partnership issued $25.8 million in unsecured trust preferred securities to ARC. The $25.8 million trust preferred securities bear interest at three-month LIBOR plus 3.25% (8.61% at December 31, 2006). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Partnership may redeem these securities on or after March 30, 2010 in whole or in part at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

We entered into the Retail Home Sales and Consumer Finance Debt Facility (the “Consumer Finance Facility”) on February 18, 2004, in connection with the completion of ARC’s IPO and the Hometown acquisition and amended it in April 2005 in connection with entering into a two-year, $75.0 million secured revolving lease receivables credit facility (see Lease Receivables Facility below). The Consumer Finance Facility has a total commitment of $125.0 million and a term of four years. This facility is an obligation of one of our subsidiaries, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility ($19.3 million at December 31, 2006). The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (8.32% at December 31, 2006). During 2006, we paid a commitment fee of 0.5% of the amended committed amount and will pay additional annual commitment fees payable on each anniversary of the closing. Advances under the facility are subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

The Consumer Finance Facility was amended for financial covenants in October 2005. The amended line of credit requires us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of December 31, 2006 with all financial covenants under the amended line of credit.

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

Lease Receivables Facility

On April 6, 2005, the Partnership entered into a two-year, $75.0 million secured revolving credit facility (the “Lease Receivables Facility”) with Merrill Lynch Mortgage Capital Inc. to be used to finance the purchase of manufactured homes and for general corporate purposes. In October 2005, we amended our lease receivables facility to increase the size of the facility from $75 million to $150 million. The amendment also (i) increased the limit on borrowings under the lease receivables facility from an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in our communities, to 65%, subject to certain other applicable borrowing base requirements, (ii) increased the interest rate on borrowings under the facility from 3.25% plus one-month LIBOR  to 4.125% plus one-month LIBOR (9.45% at December 31, 2006), and (iii) extended the maturity of the facility from March 31, 2007 to September 30, 2008.

The amended line of credit requires us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of December 31, 2006 with all financial covenants under the amended line of credit. Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in Housing. Interest is payable monthly.

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

According to the terms of the notes, their initial exchange rate is adjusted for certain events, including the issuance to all holders of ARC common stock of rights entitling them to purchase ARC common stock at less than their current market price. Accordingly, as a result of ARC’s rights offering in January 2007, in which ARC offered all holders of ARC common stock the right to purchase shares at $8.00 per share, the initial exchange rate of the notes was adjusted to 73.95 shares per $1,000 principal amount of the notes (equal to an initial exchange rate of $13.52 per share).

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

D.A.M. PPU Notes Payable

According to the terms of the Series “B” PPUs, in July 2005 the Series “B” PPU holders requested redemption of their units, and the OP elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million. A principal payment of approximately $2.5 million plus interest accrued at 7.00% was made on January 18, 2006 and the final payment of approximately $2.5 million plus interest accrued at 7.00% was paid on July 18, 2006.

Note Payable Principal Maturities

The aggregate amount of annual principal maturities subsequent to December 31, 2006 is as follows (in thousands):

	Fixed Rate	Variable Rate	Total
2007	$9,835	$2,664	$12,499
2008	52,740	10,000	62,740
2009	101,253	60,000	161,253
2010	13,052	—	13,052
2011	14,891	—	14,891
Thereafter	751,700	25,780	777,480
Commitments	943,471	98,444	1,041,915
Unamortized premium related to indebtedness assumed	4,585	—	4,585
	$948,056	$98,444	$1,046,500

5.   Income (Loss) per Unit

In accordance with SFAS No. 128, Earnings per Share, our basic and diluted weighted average units outstanding have been increased by a factor of approximately 1.06 to reflect the impact of our January 2007 rights offering in which ten million common partnership units were purchased by our unitholders at the below-market price of $8.00 per unit. The following reflects the calculation of income (loss) per unit on a basic and diluted basis (in thousands, except per share information):

	Year Ended December 31,
	2006	2005	2004
Loss per unit from continuing operatiions:
Loss from continuing operations	$(51,255)	$(181,181)	$(86,141)
Preferred unit distributions	(11,416)	(11,672)	(9,752)
Net loss from continuing operations	$(62,671)	$(192,853)	$(95,893)
Weighted average unit information:
Common partnership units outstanding	45,290	45,566	42,766
Basic loss per unit from continuing operations	$(1.38)	$(4.23)	$(2.24)
Diluted loss per unit from continuing operations	$(1.38)	$(4.23)	$(2.24)
Income (loss) per unit from discontinued operations:
Income (loss) from discontinued operations	$2,166	$(10,403)	$3,144
Gain (loss) on sale of discontinued operations	31,871	(678)	(8,549)
Net income (loss) from discontinued operations	$34,037	$(11,081)	$(5,405)
Basic income (loss) per unit from discontinued operations	$0.75	$(0.25)	$(0.13)
Diluted income (loss) per unit from discontinued operations	$0.75	$(0.25)	$(0.13)
Loss per unit attributable to Partners:
Net loss attributable to common OP unitholders	$(28,634)	$(203,934)	$(101,298)
Basic loss per unit attributable to common OP unitholders	$(0.63)	$(4.48)	$(2.37)
Diluted loss per unit attributable to common OP unitholders	$(0.63)	$(4.48)	$(2.37)
Equivalent units excluded from diluted loss per unit because they would be anti-dilutive:
Preferred partnership units(a)	1,603	2,413	938
Restricted units	10	52	58
Total(b)	1,613	2,465	996

(a)           In July 2005, we redeemed all of the Series B PPUs. In January 2007, we redeemed all of the Series C PPUs.

(b)          Excludes 500,000 options, 937,080 warrants and 7,099,200 equivalent units outstanding with respect to the senior exchangeable notes, all with exercise prices above the market price of ARC’s common stock.

6.   Property Operations Expense

During the years ended December 31, 2006, 2005 and 2004, we incurred property operations expenses as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Utilities and telephone	$28,915	$28,713	$23,917
Salaries and benefits	20,928	23,540	19,349
Repairs and maintenance	10,553	11,755	12,254
Insurance	3,576	3,519	3,565
Bad debt expense	1,346	2,647	3,319
Professional services	1,397	1,515	1,505
Office supplies	712	1,122	791
Advertising	91	608	1,064
Other operating expense	2,774	2,845	2,133
	$70,292	$76,264	$67,897

7.   Retail Home Sales, Finance, Insurance and Other Operations Expenses

During the years ended December 31, 2006, 2005 and 2004, we incurred retail home sales, finance, insurance and other operations expenses as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Utilities and telephone	$115	$240	$76
Salaries and benefits	5,530	9,635	1,680
Repairs and maintenance	13	75	52
Insurance	179	375	170
Bad debt expense	50	690	188
Professional services	929	1,204	726
Advertising	999	3,569	3,632
Other operating expense	1,119	1,634	1,410
	$8,934	$17,422	$7,934

8.   General and Administrative Expense

During the years ended December 31, 2006, 2005 and 2004, we incurred general and administrative expenses as follows (in thousands).

	Year Ended December 31,
	2006	2005	2004
Salaries and benefits(a)	$11,934	$15,400	$21,465
Travel	734	1,543	994
Professional services	3,152	5,966	2,590
Telephone	348	524	288
Office supplies	337	578	648
Insurance	1,164	903	1,029
Rent	438	399	429
Other administrative expense	1,544	2,321	1,929
	$19,651	$27,634	$29,372

(a)           Salaries and benefits in 2004 include $10.2 million of one time expense related to units granted to employees in our IPO. Salaries and benefits in 2005 include severance costs of $2.9 million.

9.   Discontinued Operations

In the third quarter of 2005, the ARC board of directors authorized the sale of up to 79 communities. These communities were accordingly reclassified to discontinued operations. In the fourth quarter of 2005, Partnership management determined that only 38 of the 79 communities would be held for sale, and that 41 of the 79 communities would be reclassified to continuing operations. In connection with these determinations, we recast all prior period results to reflect the 38 communities as discontinued operations. Upon classification of the 38 communities as discontinued operations, we performed an analysis of their fair market value as compared to their book value and recorded real estate and retail home asset impairments of approximately $10.3 million. This charge is reflected in the loss from discontinued operations in 2005.

During the latter half of 2006, the Partnership discontinued three communities comprising 453 homesites in addition to the 38 communities that had already been discontinued in 2005 as discussed above. We closed on all but one of the total 41 communities held for sale during 2006, receiving $85.4 million of cash proceeds net of related debt, defeasance and other closing costs of $75.0 million. The remaining community continues to be held for sale at December 31, 2006 and is expected to close during 2007.

In October 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,440 homesites. The auction was held in December 2004. Eleven of these 12 sales closed during the first quarter of 2005, resulting in net proceeds to the Partnership of $12.4 million after selling commissions, sales expenses and the repayment of approximately $28.9 million of associated debt included in liabilities related to assets held for sale, and other required debt payments. The remaining community was sold in April 2005. Also in October 2004, we entered into agreements to sell three communities comprising 709 homesites to unaffiliated third parties for a total sales price of approximately $7.9 million. These sales closed during the fourth quarter of 2004.

In September 2004, we entered into an agreement to sell three communities, comprising 1,073 homesites, to an unaffiliated third party for a total sales price of approximately $5.9 million. These sales closed during the fourth quarter of 2004.

In July 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,933 homesites. In addition to the 12 communities, as part of the auction, the Partnership also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. The auction was held in September 2004. These sales, other than the sale of one of the 12 properties, closed during the fourth quarter of 2004, resulting in net proceeds to the Partnership of $21.6 million after selling commissions, sales expenses and the repayment of approximately $6.0 million of associated debt. The remaining community was closed during 2005.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale prior to December 31, 2006 that had not closed as of December 31, 2006 have been classified as discontinued operations as of December 31, 2006 and 2005. We have included $15.3 million and $132.3 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively, and $0.2 million and $56.8 million, respectively, of mortgage notes payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the years ended December 31, 2006, 2005 and 2004 and recorded a gain of $31.9 million and losses of $0.7 million and $8.5 million, respectively, related to the sale of the discontinued operations for the years ended December 31, 2006, 2005 and 2004 in connection with these sales. Also, at December 31, 2005, we evaluated the carrying amount of the 38 communities held for sale based on estimated sales proceeds to be received upon the sale of the homes during 2006. As a result of this valuation, we recorded an impairment charge of $10.3 million as the carrying value of these communities exceeded the estimated proceeds to be received.

In connection with the sales of the discontinued communities, we recorded substantial gains and defeased a significant amount of debt. We remove financial assets and liabilities from our balance sheet and record a gain or loss on the sale of discontinued properties in our statement of operations in accordance with SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which states that a transfer of financial assets in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Pursuant to SFAS No. 140, the transferor has surrendered control over transferred assets if and only if all of the following conditions are met:  (i) the transferred assets have been isolated from the transferor-put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (ii) each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and (iii) the transferor does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. SFAS No. 140 also states that a debtor shall derecognize a liability only if the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	December 31,
	2006	2005
Assets Held for Sale
Rental and other property, net	$13,362	$131,768
Tenant, notes and other receivables, net	—	665
Loan origination costs.	—	752
Goodwill.	754	6,481
Lease intangibles and customer relationships, net	—	1,110
Prepaid expenses and other assets	1,210	414
Reserve for loss on sales of communities	—	(8,850)
	$15,326	$132,340
Liabilities Related to Assets Held for Sale
Notes payable.	$—	$54,859
Accounts payable and accrued expenses.	236	618
Tenant deposits and other liabilities.	11	1,350
	$247	$56,827

	Year Ended December 31,
	2006	2005	2004
Statement of Operations
Revenue	$9,154	$28,210	$32,041
Operating expenses.	(6,988)	(28,359)	(28,897)
Asset impairment charges.	—	(10,254)	—
Income (loss) from discontinued operations	$2,166	$(10,403)	$3,144

10.   Real Estate Asset Impairments

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets based on estimated future undiscounted net cash flows whenever significant events or changes in circumstances occur that indicate the carrying amount of those assets may not be recoverable. If that evaluation indicates that impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable. As a result of the evaluation performed at December 31, 2006, we determined that no impairment charge was required.

At December 31, 2005, we evaluated the carrying amount of our communities for potential impairment based on estimated future cash flows to be received from the operation of these communities over the average useful life of the assets. As a result of this valuation, during 2005, we recorded an impairment charge to our community portfolio of $21.8 million as the carrying value of these communities exceeded the estimated future cash flows to be received.

At December 31, 2004, we evaluated the carrying amount of older vacant mobile homes for potential impairment based on estimated sales proceeds to be received upon the sale of the homes during 2005. As a result of this valuation, we recorded an impairment charge to older vacant mobile homes in our rental home portfolio of $2.9 million as the carrying value of these homes exceeded the estimated proceeds to be received. We also recorded approximately $0.5 million of impairment charges related to three communities whose estimated fair value was less than their carrying values.

11.   Goodwill Impairment

We periodically assess and adjust the value of our goodwill based on the estimated fair value of our net assets as compared to their net book value and the market value of our equity. During 2005, approximately $6.5 million of goodwill was assigned to the 38 communities designated as assets held for sale, based on their relative asset value. Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of 79 communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity at December 31, 2005, we recorded an impairment charge of $78.8 million for the year ended December 31, 2005,  to write off our remaining goodwill.

At December 31, 2004, we evaluated our goodwill for potential impairment using capitalization rates and multiples of earnings to value the real estate and insurance reporting units. As a result of these valuations, we recorded an impairment of goodwill in the insurance business of $863,000. The impairment for the insurance business was necessary due to the negative growth projections for the business product.

12.   Employee Savings Plan

We provide our employees a qualified retirement savings plan (“Plan”) designed to qualify under Section 401 of the Internal Revenue Code. The Plan allows our employees and employees of our subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. Beginning January 1, 2007, the Plan provides for matching contributions to be made by us to employee accounts at the rate of 100% of the first 3% of compensation and 50% of the next 2% of compensation.

13.   Commitments and Contingencies

We lease office space and various pieces of office equipment under non-cancelable operating leases. These leases have expiration dates beginning in 2007 through July 2009. Minimum future lease and sublease payments under operating leases as of December 31, 2006 are as follows (in thousands):

2007	$532
2008	365
2009	68
Total	$965

In the normal course of business, from time to time we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions, will not have a material adverse effect on our financial position, results of operations or cash flows.

In the normal course of business, from time to time we incur environmental obligations relating to the ownership and operation of our properties. In our opinion, the liabilities, if any, that may ultimately result from such environmental obligations, will not have a material adverse effect on our financial position, results of operations or cash flows.

14.   Related Party Transactions

The Partnership had no related party transactions during 2006. During 2005 and 2004, one of our subsidiaries provided accounting services to six communities that are controlled by our former Chief Executive Officer under two separate year-to-year asset management agreements for which we received $28,000 and $27,000 in compensation in 2005 and 2004, respectively. Also, during 2005 and 2004 we billed these same companies controlled by our former Chief Executive Officer $238,000 and $105,000, respectively, for property management expenses in accordance with those agreements. In addition, we lease an airplane hangar from a company controlled by our former Chief Executive Officer for which we paid $54,000 and $53,000 in 2005 and 2004, respectively. At December 31, 2006 and 2005, companies owned by our former Chief Executive Officer had insignificant balances due to or from the Partnership. Our subsidiary provided these accounting services only through March of 2006.

15.   Quarterly Financial Information (Unaudited)

The following is quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands except per unit data):

	Quarter ended
	Mar 31	Jun 30	Sep 30	Dec 31
For the quarters ended 2006:
Total revenue	$60,234	$61,467	$61,053	$61,357
Total expenses	$73,511	$75,033	$74,264	$74,691
Net income (loss) attributable to common OP unitholders	$(3,720)	$330	$(10,314)	$(14,930)
Basic income (loss) per unit	$(0.08)	$0.01	$(0.23)	$(0.33)
Diluted income (loss) per unit	$(0.08)	$0.01	$(0.23)	$(0.33)
For the quarters ended 2005:
Total revenue	$58,738	$68,287	$65,207	$59,921
Total expenses	$72,997	$85,136	$188,875	$88,593
Net loss attributable to common OP unitholders	$(16,807)	$(19,197)	$(132,630)	$(35,300)
Basic loss per unit	$(0.37)	$(0.42)	$(2.92)	$(0.77)
Diluted loss per unit	$(0.37)	$(0.42)	$(2.92)	$(0.77)

In 2006, the Partnership recorded gains on the sale of discontinued operations of $10.3 million, $15.6 million, $5.2 million and $0.8 million in the first, second, third and fourth quarters, respectively. In 2005, the Partnership recorded impairment charges of $104.5 million and $6.4 million in the third and fourth quarter, respectively.

16.   Segment Information

Our operating results by segment-real estate, retail home sales, and finance and insurance are shown below (in thousands).

	Year Ended December 31,
	2006	2005	2004
Total revenue
Real estate	$232,438	$211,658	$188,437
Retail home sales	9,663	39,371	14,238
Finance and insurance	2,010	1,124	374
	244,111	252,153	203,049

Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	90,030	92,611	83,024
Retail home sales	14,492	50,991	23,955
Finance and insurance	2,564	3,535	1,281
	107,086	147,137	108,260
Net segment income(a)
Real estate	142,408	119,047	105,413
Retail home sales	(4,829)	(11,620)	(9,717)
Finance and insurance	(554)	(2,411)	(907)
	137,025	105,016	94,789
Property management expense	6,772	9,356	7,127
General and administrative expense	19,651	27,634	29,372
ARC IPO related costs	—	—	4,417
Early termination of debt	556	—	16,685
Net consumer finance interest expense	—	525	1,319
Interest expense
Real estate	64,432	66,972	55,805
Retail home sales	609	2,224	722
Corporate and other	12,011	3,338	1,810
	77,052	72,534	58,337
Amortization expense	5,598	5,569	5,936
Depreciation expense
Real estate	79,960	71,780	54,967
Retail home sales	67	18	29
Finance and insurance	1	5	7
Corporate and other	215	438	124
	80,243	72,241	55,127
Loss on sale of airplane	541	—	—
Real estate and retail home asset impairment	—	21,822	3,358
Goodwill impairment	—	78,783	863
Interest income	(2,133)	(2,267)	(1,611)
Loss from continuing operations	(51,255)	(181,181)	(86,141)
Income (loss) from discontinued operations	2,166	(10,403)	3,144
Gain (loss) on sale of discontinued operations	31,871	(678)	(8,549)
Net loss	(17,218)	(192,262)	(91,546)
Preferred partnership unit distribution	(11,416)	(11,672)	(9,752)
Net loss attributable to common OP unitholders	$(28,634)	$(203,934)	$(101,298)

	December 31,
	2006	2005
Identifiable assets
Real estate(b)	$1,480,773	$1,642,445
Retail home sales(b)	11,877	28,843
Finance and insurance	26,169	27,689
Corporate and other	24,113	29,735
	$1,542,932	$1,728,712
Notes payable
Real estate	$920,280	$984,881
Retail home sales	2,664	14,188
Finance and insurance	—	18,607
Corporate and other	123,556	128,655
	$1,046,500	$1,146,331

(a)           Net segment income represents total revenues less expenses for property operations, real estate taxes, cost of manufactured homes sold and retail home sales, finance, insurance and other operations. Net segment income is a measure of the performance of the properties before the effects of the following expenses: property management, general and administrative, IPO costs, early termination of debt costs, impairment charges, depreciation, amortization, interest and impairment of fixed assets.

(b)          Manufactured homes are held in the real estate segment and sold to the retail homes sales segment at the fair market value prior to sale to third parties.

18.   Subsequent Events

In January 2007, we acquired the common stock of NLASCO, Inc.:

On January 31, 2007, we acquired all of the stock of NLASCO, Inc. (“NLASCO”), a privately held property and casualty insurance holding company, and its subsidiaries. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of ARC’s common stock for a total consideration of $117.5 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of ARC’s common stock at the leading ten-day average market price of ARC’s common stock on the date the agreement was signed, subject to certain anti-dilution provisions. The acquisition closed on January 31, 2007.

In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, ARC conducted a rights offering to its stockholders. In the rights offering, all common stockholders as of the record date of December 19, 2006 received one non-transferable right to purchase approximately 0.242 shares of ARC common stock for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and ARC issued approximately 7.8 million shares to existing shareholders on that date. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares of ARC common stock that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of ARC’s directors and the beneficial owner of approximately 17.6% of ARC’s common stock as of the record date, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by ARC’s shareholders of record on the record date, at the rights offering price per share of $8.00. All of the proceeds of the rights offering were contributed into the partnership, having the impact of increasing the general partner’s ownership percentage from 96.5% to 97.2%.

NLASCO has a history of producing consistent profitability and the Partnership believes that NLASCO’s expertise in underwriting insurance products for manufactured homes will create strategic opportunities consistent with the Partnership’s existing customer base. Additionally, ARC expects to be able to use its existing net operating loss carryforwards against possible income generated by NLASCO. The results of NLASCO’s operations will be included in our consolidated financial statements beginning February 1, 2007. As NLASCO has not finalized its January 31, 2007 financial statements as of the date of this filing, it is not practicable to disclose their balance sheet or the allocation of purchase price to tangible or intangible assets and liabilities at this time.

ARC appointed C. Clifton Robinson to its Board of Directors:

On March 8, 2007, ARC’s board of directors elected C. Clifton Robinson (69) as a director of ARC. Mr. Robinson is the former chairman and chief executive officer of NLASCO. Pursuant to a Stock Purchase Agreement (the “NLASCO Agreement”), on January 31, 2007, the Partnership acquired all of the outstanding capital stock of NLASCO from Mr. Robinson and his affiliates for consideration consisting of $105,750,000 in cash and 1,218,880 shares of ARC’s common stock. Pursuant to the NLASCO Agreement, ARC agreed to take such action as is necessary and appropriate to appoint Mr. Robinson to ARC’s board of directors following the consummation of the acquisition.

In connection with our acquisition of NLASCO, and the issuance of shares of ARC’s common stock to Mr. Robinson, on January 31, 2007, ARC entered into a Registration Rights Agreement (the “Robinson Registration Rights Agreement”) with Mr. Robinson pursuant to which ARC agreed to prepare and file with the Securities and Exchange Commission (the “SEC”), within 18 months after the date of the Robinson Registration Rights Agreement, a registration statement with respect to the resale of the 1,218,880 shares of ARC’s common stock issued to Mr. Robinson.

Additionally, at the closing of the NLASCO acquisition, Mr. Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson’s employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson’s employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term with automatic one-year extensions by agreement of the parties.

The Partnership also leases office space for NLASCO and its affiliates in Waco Texas from affiliates of Mr. Robinson. There are 3 separate leases. The first lease is a month to month lease for office space at a rate of $900.00 per month. The second lease is a month to month lease at a monthly rental rate of $3500.00 per month. The third lease requires payments of $40,408.20 per month and expires on December 31, 2009, but does have renewal options at the discretion of the lessee.

We redeemed our preferred partnership units:

In January 2007, all 705,688 units of our Series “C” preferred partnership units (“PPU”s) were redeemed according to their terms for 1,628,410 shares of ARC common stock.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
REAL ESTATE AND RELATED DEPRECIATION
AS OF DECEMBER 31, 2006
(in thousands)

SCHEDULE III

			Initial Costs		Costs capitalized Subsequent to Acquisition		Gross amounts at which carried at close of period
				Buildings &		Buildings &		Buildings &		Accumulated	Date of
Community Name	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquisition

Aledo	Aledo, TX	$2,213	$ 390	$2,210	$—	$1,491	$390	$3,701	$4,091	$1,052	Oct-99
Amber Village	Dallas, TX	1,550	600	2,923	—	1,965	600	4,888	5,488	959	Jul-02
Arlington Lakeside	Arlington, TX	3,260	667	3,774	11	2,706	678	6,480	7,158	809	Mar-04
Audora	Wichita, KS	196	73	775	—	100	73	875	948	258	Feb-97
Autumn Forest	Brown Summit, NC	1,670	692	4,187	12	(1,719)	704	2,468	3,172	251	Mar-04
Belaire	Pocatello, ID	2,028	566	3,687	—	(372)	566	3,315	3,881	621	Dec-99
Big Country	Cheyenne, WY	4,395	926	5,426	16	823	942	6,249	7,191	694	Feb-04
Birch Meadows	Wilton, NY	1,370	206	1,159	—	697	206	1,856	2,062	377	Feb-02
Birchwood Farms	Birch Run, MI	2,713	662	3,817	11	1,021	673	4,838	5,511	530	Feb-04
Blue Valley	Manhattan, KS	955	84	496	—	2,775	84	3,271	3,355	1,242	May-99
Bluebonnet Estates	Temple , TX	1,370	204	1,185	—	1,880	204	3,065	3,269	855	Jul-01
Breazeale	Laramie, WY	3,162	488	2,813	9	277	497	3,090	3,587	304	Feb-04
Brittany Place	Topeka, KS	841	243	1,449	—	619	243	2,068	2,311	422	Jul-97
Broadmore	Goshen, IN	6,690	1,297	7,777	23	2,539	1,320	10,316	11,636	1,197	Feb-04
Brookshire Village	House Springs, MO	2,066	657	4,015	—	1,448	657	5,463	6,120	809	Feb-03
Brookside	West Jordan, UT	3,070	795	4,505	—	1,163	795	5,668	6,463	1,096	Oct-01
Brookside Village	Berwick, PA	1,726	423	2,601	—	913	423	3,514	3,937	333	Jun-04
Brookside Village	Dallas, TX	6,170	1,674	8,592	28	3,037	1,702	11,629	13,331	1,354	Feb-04
Burntwood	Oklahoma City, OK	5,084	1,509	5,185	—	1,637	1,509	6,822	8,331	1,427	Oct-97
Bush Ranch	House Springs, MO	735	101	601	—	569	101	1,170	1,271	246	Jan-00
Camelot	Salt Lake City, UT	11,794	1,927	10,957	—	1,641	1,927	12,598	14,525	3,047	Aug-00
Carnes Crossing	Summerville, SC	10,130	1,979	11,550	—	2,546	1,979	14,096	16,075	1,543	Feb-04
Carriage Court Central	Orlando, FL	2,037	420	2,142	—	142	420	2,284	2,704	399	May-98
Carriage Court East	Orlando, FL	2,093	444	2,318	—	289	444	2,607	3,051	472	May-98
Carsons	Chambersburg, PA	893	231	1,391	—	163	231	1,554	1,785	139	Jun-04
Castle Acres	O’Fallon, IL	2,283	450	2,654	—	913	450	3,567	4,017	1,030	Oct-99
Castlewood Estates	Mableton, GA	6,530	1,001	5,889	18	1,664	1,019	7,553	8,572	805	Feb-04
Casual Estates	Liverpool, NY	7,500	1,742	10,529	31	5,649	1,773	16,178	17,951	1,897	Feb-04
Cedar Creek, KS	Salina, KS	725	223	2,754	—	572	223	3,326	3,549	956	Sep-98
Cedar Knoll	Waterloo, IA	3,879	940	5,330	16	1,057	956	6,387	7,343	637	Apr-04
Cedar Terrace	Cedar Rapids, IA	3,250	835	4,918	15	521	850	5,439	6,289	576	Feb-04
Chalet City	Crowley, TX	3,676	808	4,573	—	1,408	808	5,981	6,789	1,193	May-98
Chalet North	Apopka, FL	5,463	1,275	7,044	—	3,905	1,275	10,949	12,224	2,330	Dec-01
Chambersburg I & II	Chambersburg, PA	1,170	167	979	—	298	167	1,277	1,444	135	Jun-04
Chelsea	Sayre, PA	577	125	738	—	772	125	1,510	1,635	174	Jun-04
Chisholm Creek	Wichita, KS	2,370	667	3,855	12	1,600	679	5,455	6,134	660	Feb-04
Cimmaron Village	Cheyenne, WY	2,046	431	3,075	—	203	431	3,278	3,709	751	Oct-96
Cloverleaf	Moline, IL	4,573	789	4,596	—	477	789	5,073	5,862	1,018	Dec-96
Collingwood MHP	Horseheads, NY	636	98	615	—	204	98	819	917	85	Jun-04
Colonial Gardens	Manhattan, KS	3,609	938	6,132	—	550	938	6,682	7,620	1,531	Apr-98
Columbia Heights	Grand Forks, ND	7,380	1,218	7,083	22	1,532	1,240	8,615	9,855	897	Feb-04
Commerce Heights	Commerce City, CO	910	195	1,160	—	(28)	195	1,132	1,327	221	Jun-98
Connelly Terrace	Connelly, NY	2,310	426	2,445	—	266	426	2,711	3,137	396	Sep-02
Connie Jean	Jacksonville, FL	679	98	577	(1)	890	97	1,467	1,564	384	May-00
Cottonwood Grove	Plano, TX	3,661	741	5,340	—	509	741	5,849	6,590	1,375	Mar-98
Country Club Crossing	Altoona, IA	5,980	485	2,687	(1)	2,418	484	5,105	5,589	1,750	Jan-99
Country Club Manor	Imperial, MO	3,795	709	4,049	24	2,464	733	6,513	7,246	1,912	Sep-99
Country Club Mobile Estates	Salt Lake City, UT	9,593	1,654	9,404	—	1,402	1,654	10,806	12,460	2,796	Aug-00
Countryside (CO)	Greeley, CO	3,801	600	3,418	—	1,571	600	4,989	5,589	1,552	Mar-99
Countryside (KS)	Hays, KS	1,150	467	3,358	—	572	467	3,930	4,397	965	Oct-98
Countryside (OK)	Stillwater, OK	962	191	2,010	—	(159)	191	1,851	2,042	476	Apr-98
Countryside Village (TN)	Columbia, TN	3,738	1,089	7,165	—	(1,996)	1,089	5,169	6,258	1,289	Nov-98
Cowboy	Pocatello, ID	2,448	587	3,520	—	272	587	3,792	4,379	801	Oct-96
Creekside	Seagoville, TX	4,015	908	4,729	—	2,309	908	7,038	7,946	1,483	Apr-97
Creekside Estates	Seagoville, TX	1,482	242	1,361	—	942	242	2,303	2,545	552	Jun-97

III-1

			Initial Costs		Costs capitalized Subsequent to Acquisition		Gross amounts at which carried at close of period
				Buildings &		Buildings &		Buildings &		Accumulated	Date of
Community Name	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquisition
Crescentwood Village	Sandy, UT	7,633	1,255	7,192	—	611	1,255	7,803	9,058	1,869	Aug-00
Crestview	Sayre, PA	733	120	749	—	745	120	1,494	1,614	160	Jun-04
Crestview	Stillwater, OK	1,870	445	2,617	8	478	453	3,095	3,548	351	Feb-04
CV-Jacksonville	Jacksonville, FL	12,746	2,840	16,699	50	3,724	2,890	20,423	23,313	2,180	Feb-04
Cypress Shores	Winter Haven, FL	2,960	660	3,950	—	453	660	4,403	5,063	628	Sep-02
Deerhurst	Wendell, NC	2,840	525	2,997	—	2,421	525	5,418	5,943	1,361	Sep-00
Deerpointe	Jacksonville, FL	3,670	391	2,233	—	3,619	391	5,852	6,243	1,775	Feb-99
Denton Falls	Denton, TX	3,555	680	4,650	—	771	680	5,421	6,101	1,232	May-96
Dynamic	DeSoto, TX	2,743	518	2,737	—	1,270	518	4,007	4,525	733	May-97
Dynamic II	DeSoto, TX	2,719	375	2,235	—	1,365	375	3,600	3,975	767	Jul-01
Eagle Creek	Tyler, TX	1,590	260	2,126	5	1,082	265	3,208	3,473	437	Feb-04
Eagle Ridge	Lewisville, TX	4,584	765	4,404	—	1,559	765	5,963	6,728	1,132	Feb-99
Eastern Villa	Stillwater, OK	1,083	294	1,914	—	(197)	294	1,717	2,011	360	Mar-98
Eastview	Gillette, WY	3,074	507	3,597	—	1,146	507	4,743	5,250	957	Dec-97
Easy Living	Lawrence, KS	4,275	702	4,198	—	2,071	702	6,269	6,971	2,179	Mar-00
El Caudillo	Wichita, KS	715	179	1,241	—	408	179	1,649	1,828	417	Dec-98
El Dorado	Sherman, TX	828	148	1,109	—	(493)	148	616	764	111	Feb-97
El Lago	Fort Worth, TX	1,807	409	1,934	—	754	409	2,688	3,097	556	Jan-97
El Lago II	Fort Worth, TX	835	201	1,130	—	497	201	1,627	1,828	345	Apr-97
Encantada	Las Cruces, NM	6,736	1,801	9,558	28	163	1,829	9,721	11,550	905	Feb-04
Enchanted Village	Alton, IL	5,900	1,275	7,460	—	(322)	1,275	7,138	8,413	2,262	Aug-99
Englewood Village	Cheyenne, WY	1,107	195	1,042	—	231	195	1,273	1,468	219	Oct-96
Evergreen Village	Sioux City, IA	4,532	1,439	9,075	—	2,892	1,439	11,967	13,406	2,514	Dec-98
Evergreen Village	Pleasant View, UT	5,000	1,041	6,158	18	1,557	1,059	7,715	8,774	859	Feb-04
Ewing Trace	Des Moines, IA	1,365	630	3,582	—	201	630	3,783	4,413	1,153	Apr-99
Falcon Farms	Port Byron, IL	3,981	798	4,793	14	1,833	812	6,626	7,438	778	Feb-04
Five Seasons Davenport	Davenport, IA	3,970	774	4,518	14	1,871	788	6,389	7,177	750	Feb-04
Forest Creek	Elkhart, IN	3,800	765	4,434	14	1,673	779	6,107	6,886	714	Feb-04
Forest Park	Queensbury, NY	1,936	590	3,314	—	1,552	590	4,866	5,456	1,015	Feb-02
Four Seasons	Fayetteville, GA	1,840	962	5,678	17	1,811	979	7,489	8,468	849	Feb-04
Foxhall Village	Raleigh, NC	6,789	1,518	8,474	27	4,214	1,545	12,688	14,233	1,402	Feb-04
Frieden Manor	Schuylkill Haven, PA	1,717	582	3,480	—	1,161	582	4,641	5,223	429	Jun-04
Friendly Village - GA	Lawrenceville, GA	5,165	1,045	6,150	18	662	1,063	6,812	7,875	688	Feb-04
Gallant Estates	Greensboro, NC	867	158	925	—	212	158	1,137	1,295	225	Aug-01
Glen Acres	Wichita, KS	1,468	492	2,391	—	686	492	3,077	3,569	607	Jan-00
Glenview	Oklahoma City, OK	303	80	865	—	132	80	997	1,077	294	Aug-98
Golden Rule	Oklahoma City, OK	1,435	340	3,422	—	931	340	4,353	4,693	1,148	Jul-98
Golden Triangle	Coppell, TX	3,625	525	3,074	—	1,038	525	4,112	4,637	1,173	Jan-00
Golden Valley	Douglasville, GA	1,710	275	1,576	5	1,130	280	2,706	2,986	369	Feb-04
Grand Meadow	Longmont, CO	3,440	555	3,149	—	123	555	3,272	3,827	478	Sep-02
Green Acres	Chambersburg, PA	165	51	306	—	19	51	325	376	29	Jun-04
Green Spring Valley	Raleigh, NC	6,959	750	4,261	—	3,352	750	7,613	8,363	2,186	Jun-99
Green Valley Village	Casper, WY	1,104	162	2,062	—	280	162	2,342	2,504	681	Mar-99
Gregory Courts	Honey Brook, PA	527	133	809	—	168	133	977	1,110	94	Jun-04
Hampton Acres	DeSoto, TX	1,056	335	1,966	(1)	1,613	334	3,579	3,913	746	Jun-02
Harmony Road	Fort Collins, CO	13,351	2,738	15,518	(288)	5,023	2,450	20,541	22,991	6,707	Nov-98
Harper Woods	Lawrence, KS	2,278	375	2,234	—	1,816	375	4,050	4,425	1,453	Mar-00
Havenwood	Pompano Beach, FL	3,082	443	2,535	(1)	463	442	2,998	3,440	567	May-01
Hidden Acres	Arnold, MO	428	60	342	—	344	60	686	746	171	May-00
Hidden Hills	Casper, WY	1,249	221	1,973	—	373	221	2,346	2,567	615	Sep-97
Hidden Oaks	Fort Worth, TX	618	157	890	—	1,219	157	2,109	2,266	739	Jul-99
Highland	Elkhart, IN	4,960	982	5,168	17	1,552	999	6,720	7,719	770	Feb-04
Highland Acres	Lewisville, TX	4,678	856	4,946	—	1,910	856	6,856	7,712	1,281	Nov-98
Highview	Gillette, WY	1,534	373	1,882	—	556	373	2,438	2,811	455	Jan-96
Huguenot Estates	Port Jervis, NY	1,850	285	1,789	—	267	285	2,056	2,341	190	Jun-04
Hunter Ridge	Jonesboro, GA	16,090	3,944	23,062	70	6,721	4,014	29,783	33,797	3,466	Feb-04
Inspiration Valley	Arvada, CO	4,350	589	3,337	—	1,878	589	5,215	5,804	1,694	Nov-98
Jonesboro (Atlanta Meadows)	Jonesboro, GA	1,517	329	1,917	6	111	335	2,028	2,363	205	Feb-04
Kimberly @ Creekside	Seagoville, TX	1,240	325	1,939	—	396	325	2,335	2,660	480	Apr-97
Kopper View MHC	West Valley City, UT	1,320	275	1,574	—	491	275	2,065	2,340	211	Jun-04
Lakeside - GA	Lithia Springs, GA	1,970	170	1,028	3	1,555	173	2,583	2,756	302	Feb-04
Lakeside - IA	Davenport, IA	1,950	318	1,968	6	803	324	2,771	3,095	348	Feb-04
Lakeview Estates	Layton, UT	4,962	963	5,342	—	1,221	963	6,563	7,526	1,333	Oct-01
Lakewood - TX	Royse City, TX	2,380	640	5,683	—	1,037	640	6,720	7,360	1,658	Oct-00
Lakewood Estates	Davenport, IA	2,926	621	3,885	11	1,247	632	5,132	5,764	596	Feb-04
Lamplighter Village	Marietta, GA	9,226	2,635	15,668	44	2,908	2,679	18,576	21,255	2,018	Mar-04
Landmark Village	Fairburn, GA	11,070	2,048	11,320	36	3,239	2,084	14,559	16,643	1,744	Feb-04
Loveland	Loveland, CO	3,530	661	3,038	—	396	661	3,434	4,095	599	Apr-95
Magnolia Circle	Jacksonville, FL	2,150	123	706	—	3,045	123	3,751	3,874	1,149	May-99
Mallard Lake	Pontoon Beach, IL	5,043	1,177	6,695	21	1,073	1,198	7,768	8,966	883	Apr-04

z

III-2

			Initial Costs		Costs capitalized Subsequent to Acquisition		Gross amounts at which carried at close of period
				Buildings &		Buildings &		Buildings &		Accumulated	Date of
Community Name	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquisition
Maple Manor	Taylor, PA	3,503	862	5,195	—	1,377	862	6,572	7,434	659	Jun-04
Marion Village	Marion, IA	7,515	1,605	8,140	44	1,409	1,649	9,549	11,198	1,026	Mar-04
Marnelle	Fayetteville, GA	4,028	917	5,364	16	1,582	933	6,946	7,879	804	Feb-04
Meadow Glen	Keller, TX	2,440	1,417	8,363	25	1,838	1,442	10,201	11,643	1,110	Feb-04
Meadowbrook	Pueblo, CO	4,420	942	8,433	—	(477)	942	7,956	8,898	1,897	Apr-95
Meadowood	Topeka, KS	3,128	762	4,628	—	1,270	762	5,898	6,660	1,085	Oct-00
Meridian Sooner	Oklahoma City, OK	1,566	262	1,492	1	2,389	263	3,881	4,144	1,223	Aug-00
Mesquite Green	Dallas, TX	1,721	352	1,697	—	869	352	2,566	2,918	506	Jan-98
Mesquite Meadows	Dallas, TX	3,143	443	2,819	—	1,646	443	4,465	4,908	1,031	Dec-97
Mesquite Ridge	Dallas, TX	2,233	387	2,013	—	1,411	387	3,424	3,811	696	Dec-97
Mission Estates	El Paso, TX	2,693	795	4,549	—	406	795	4,955	5,750	1,093	Aug-01
Misty Hollow	Midwest City, OK	273	97	883	—	131	97	1,014	1,111	225	Sep-98
Misty Winds	Corpus Christi, TX	5,016	812	4,845	14	2,005	826	6,850	7,676	897	Feb-04
Mobile Gardens	Denver, CO	3,723	440	2,497	—	1,831	440	4,328	4,768	1,263	Nov-98
Monroe Valley	Jonestown, PA	256	120	717	—	22	120	739	859	65	Jun-04
Moosic Heights	Avoca, PA	1,763	389	2,354	—	975	389	3,329	3,718	345	Jun-04
Mountainside Estates	Golden, CO	7,762	1,120	6,351	—	2,540	1,120	8,891	10,011	2,784	Nov-98
Mountaintop	Narvon, PA	366	141	851	—	109	141	960	1,101	97	Jun-04
Mulberry Heights	Fort Worth, TX	660	105	625	—	1,068	105	1,693	1,798	534	Oct-99
Navajo Lake Estates	Wichita, KS	2,052	468	3,018	—	876	468	3,894	4,362	805	Jul-97
New Twin Lakes	Middletown, NY	6,282	898	4,913	—	1,456	898	6,369	7,267	1,383	Jul-01
Northern Hills	Springdale, AR	2,245	520	3,294	1	375	521	3,669	4,190	677	Nov-97
Northland	Kansas City, MO	5,126	720	4,077	—	1,844	720	5,921	6,641	1,665	Sep-99
Oak Glen	Fayetteville, AR	1,098	241	1,474	—	443	241	1,917	2,158	385	Nov-97
Oak Grove	Godfrey, IL	646	129	759	—	615	129	1,374	1,503	492	Sep-99
Oak Park Village (FL)	Gainesville, FL	4,383	406	1,358	565	4,262	971	5,620	6,591	1,025	Jun-98
Oak Park Village (TX)	Coppell, TX	2,509	971	4,383	(565)	(1,477)	406	2,906	3,312	520	Apr-97
Oak Ridge	Elkhart, IN	5,150	815	4,656	14	1,793	829	6,449	7,278	762	Feb-04
Oakridge / Stonegate	Stillwater, OK	815	333	1,828	—	170	333	1,998	2,331	461	Mar-98
Oakwood Forest	Greensboro, NC	4,800	1,609	8,697	28	(1,904)	1,637	6,793	8,430	691	Feb-04
Oakwood Lake Village	Tunkhannock, PA	572	181	1,090	—	460	181	1,550	1,731	153	Jun-04
Oasis	Pueblo, CO	3,736	907	5,142	—	880	907	6,022	6,929	1,943	Nov-98
Ortega Village	Jacksonville, FL	2,934	486	2,416	—	3,416	486	5,832	6,318	2,105	Jun-99
Overholser Village	Oklahoma City, OK	1,208	446	2,779	—	777	446	3,556	4,002	826	Jan-98
Overpass Point MHC	Tooele, UT	2,640	544	3,629	—	2,517	544	6,146	6,690	683	Jun-04
Park Avenue Estates	Haysville, KS	389	180	1,021	—	930	180	1,951	2,131	683	Feb-00
Park D’Antoine	Wilton, NY	340	58	332	—	113	58	445	503	81	Feb-02
Park Plaza	Gillette, WY	1,468	169	964	—	387	169	1,351	1,520	321	Apr-01
Pedaler’s Pond	Lake Wales, FL	2,549	581	3,253	10	2,345	591	5,598	6,189	810	Feb-04
Pine Haven MHP	Blossvale, NY	893	137	864	—	329	137	1,193	1,330	117	Jun-04
Pine Hills	Lawrence, KS	1,275	204	1,641	—	79	204	1,720	1,924	446	Jan-98
Plainview	Casper, WY	694	86	484	(1)	1,055	85	1,539	1,624	552	Nov-00
Plantation Estates	Douglasville, GA	2,270	331	1,851	6	1,255	337	3,106	3,443	403	Feb-04
Pleasant Grove (CO)	Fort Collins, CO	2,610	582	3,237	—	698	582	3,935	4,517	759	Oct-96
Pleasant Grove (NC)	Fuquay-Varina, NC	921	191	1,094	—	468	191	1,562	1,753	282	Jul-02
Pleasant View Estates	Berwick, PA	884	231	1,361	—	503	231	1,864	2,095	176	Jun-04
Portside	Jacksonville, FL	17,999	5,487	30,607	—	1,893	5,487	32,500	37,987	5,511	Mar-00
Prairie Village	Salina, KS	1,916	448	2,132	—	426	448	2,558	3,006	513	Sep-98
President’s Park	Grand Forks, ND	3,000	421	2,437	7	1,161	428	3,598	4,026	417	Feb-04
Quail Run	Hutchins, TX	3,290	430	2,164	—	3,224	430	5,388	5,818	1,423	Jul-01
Redwood Village	Salt Lake City, UT	1,081	158	905	—	156	158	1,061	1,219	274	Aug-00
Ridgewood Estates	Topeka, KS	3,761	1,041	5,224	—	970	1,041	6,194	7,235	1,276	Jan-97
River Oaks	Kansas City, KS	—	1,179	7,357	—	471	1,179	7,828	9,007	1,498	Nov-98
Riverchase	Manhattan, KS	1,057	403	3,070	—	473	403	3,543	3,946	861	Apr-98
Riverdale	Riverdale, UT	5,390	1,027	5,850	—	821	1,027	6,671	7,698	1,677	Sep-00
Riverdale (Colonial Coach)	Riverdale, GA	7,441	1,737	10,252	31	2,927	1,768	13,179	14,947	1,532	Feb-04
Riverside (KS)	Lawrence, KS	1,161	268	1,649	—	258	268	1,907	2,175	388	Jan-98
Riverside (UT)	West Valley City, UT	3,918	690	3,900	—	2,908	690	6,808	7,498	1,574	May-02
Rockview Heights	Arnold, MO	1,270	209	1,246	—	1,863	209	3,109	3,318	1,164	Mar-99
Rolling Hills	Dallas, TX	3,129	382	1,887	1	1,296	383	3,183	3,566	750	Mar-98
Rose Country Estates	Tyler, TX	739	163	1,804	—	642	163	2,446	2,609	631	Jan-97
Royal Crest	Los Alamos, NM	4,472	1,069	6,310	17	898	1,086	7,208	8,294	728	Feb-04
Saddlebrook	N. Charleston, SC	7,404	1,548	9,044	27	2,071	1,575	11,115	12,690	1,200	Feb-04
Seamist	Corpus Christi, TX	1,290	180	1,021	—	2,070	180	3,091	3,271	1,119	Mar-00
Seascape	Corpus Christi, TX	2,050	525	3,641	—	183	525	3,824	4,349	943	Aug-96
Shadow Hills	Orlando, FL	16,500	2,254	13,241	40	6,899	2,294	20,140	22,434	2,393	Feb-04

III-3

			Initial Costs		Costs capitalized Subsequent to Acquisition		Gross amounts at which carried at close of period
				Buildings &		Buildings &		Buildings &		Accumulated	Date of
Community Name	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquisition
Shadow Mountain	Sherman, TX	1,438	369	2,404	—	(1,019)	369	1,385	1,754	309	Feb-98
Shadowood	Acworth, GA	8,807	2,481	14,996	41	4,527	2,522	19,523	22,045	2,306	Mar-04
Shady Creek	Seagoville, TX	1,191	241	1,504	1	805	242	2,309	2,551	511	May-99
Shady Hills	Nashville, TN	1,880	433	2,524	8	580	441	3,104	3,545	323	Feb-04
Shady Lane	Commerce City, CO	1,168	157	893	1	285	158	1,178	1,336	383	Mar-99
Shawnee Hills	Topeka, KS	850	120	712	—	1,039	120	1,751	1,871	537	Aug-00
Sheridan	Arvada, CO	3,297	465	2,639	—	1,377	465	4,016	4,481	1,206	Nov-98
Sherwood Acres	Wichita, KS	780	414	2,688	—	584	414	3,272	3,686	706	Jan-00
Shiloh Pines	Tyler, TX	2,730	738	4,616	—	2,062	738	6,678	7,416	1,518	May-96
Siesta Lago	Kissimmee, FL	10,194	2,025	10,835	—	2,567	2,025	13,402	15,427	2,598	Dec-01
Siesta Manor	Fenton, MO	2,065	487	2,764	1	1,912	488	4,676	5,164	1,148	Aug-99
Silver Creek	Davenport, IA	4,150	913	5,338	16	1,056	929	6,394	7,323	685	Feb-04
Silver Leaf	Mansfield, TX	2,010	495	2,896	9	1,352	504	4,248	4,752	488	Feb-04
Siouxland Estates	S. Sioux City, NE	3,867	425	2,407	—	3,073	425	5,480	5,905	1,701	Mar-99
Sleepy Hollow	Wichita, KS	—	120	684	—	(272)	120	412	532	114	Apr-99
Smoke Creek	Snellville, GA	5,150	1,104	6,282	20	2,004	1,124	8,286	9,410	929	Feb-04
South Arlington Estates	Arlington, TX	—	689	4,618	(1)	4,627	688	9,245	9,933	1,537	May-03
Southfork	Denton, TX	5,520	912	7,108	—	1,016	912	8,124	9,036	1,983	May-96
Southridge Estates	Des Moines, IA	4,101	810	4,286	—	3,657	810	7,943	8,753	1,378	Jul-02
Southwind Village	Naples, FL	8,190	1,439	8,401	25	1,423	1,464	9,824	11,288	1,020	Feb-04
Spring Valley Village	Spring Valley, NY	4,193	639	3,640	—	1,516	639	5,156	5,795	1,189	Jul-01
Springdale Lake	Belton, MO	6,781	1,218	7,301	1	1,966	1,219	9,267	10,486	1,908	Oct-96
Stone Mountain	Stone Mountain, GA	7,454	1,844	10,669	31	2,539	1,875	13,208	15,083	1,470	Mar-04
Stoneybrook	Greeley, CO	9,556	2,151	12,190	—	6,142	2,151	18,332	20,483	6,505	Nov-98
Stony Brook North	Raleigh, NC	4,244	958	5,183	—	1,211	958	6,394	7,352	1,166	Jun-00
Suburban Estates	Greenburg, PA	1,580	599	3,574	—	542	599	4,116	4,715	374	Jun-04
Summit Oaks	Fort Worth, TX	4,777	1,052	6,166	—	1,268	1,052	7,434	8,486	1,416	Apr-99
Sundown	Clearfield, UT	3,663	762	4,315	—	1,938	762	6,253	7,015	1,262	Jan-02
Sunny Acres	Somerset, PA	1,442	499	2,988	—	795	499	3,783	4,282	399	Jun-04
Sunnyside	Trooper, PA	1,374	396	2,386	—	41	396	2,427	2,823	206	Jun-04
Sunrise Terrace	Newton, IA	2,199	375	2,099	—	602	375	2,701	3,076	897	Sep-99
Sunset 77	Douglass, KS	216	99	805	—	(454)	99	351	450	80	Sep-98
Sunset Country	Pueblo, CO	3,774	988	5,604	—	1,473	988	7,077	8,065	2,419	Nov-98
Sunset Village	Gainesville, TX	650	223	1,634	—	344	223	1,978	2,201	497	Sep-97
Sunset Vista	Magna, UT	4,494	1,127	6,474	20	2,052	1,147	8,526	9,673	964	Feb-04
Sycamore Square	Wichita, KS	117	65	374	(15)	(320)	50	54	104	8	Dec-98
Tallview Terrace	Sioux City, IA	2,030	422	2,384	—	2,471	422	4,855	5,277	1,477	Mar-99
Tanglewood	Huntsville, TX	2,612	659	4,676	—	28	659	4,704	5,363	1,055	Nov-96
Terrace	Casper, WY	1,077	165	1,200	—	144	165	1,344	1,509	320	Dec-97
Terrace Heights	Dubuque, IA	5,670	1,186	6,932	21	(539)	1,207	6,393	7,600	643	Feb-04
Terrace II	Casper, WY	922	94	535	—	610	94	1,145	1,239	374	May-01
Terrell Crossing	Terrell, TX	1,930	330	1,936	—	3,118	330	5,054	5,384	1,253	Jul-02
The Meadows	Aurora, CO	11,515	1,800	10,192	—	2,990	1,800	13,182	14,982	3,731	Jun-99
The Pines	Ladson, SC	1,410	286	1,676	5	625	291	2,301	2,592	272	Feb-04
The Towneship at Clifton	Wichita, KS	5,593	1,408	9,921	—	381	1,408	10,302	11,710	2,434	Aug-97
The Woodlands	Wichita, KS	2,802	732	4,389	1	910	733	5,299	6,032	1,204	Dec-96
Thornton Estates	Denver, CO	6,832	1,012	5,739	1	1,077	1,013	6,816	7,829	2,208	Nov-98
Timberland	Oklahoma City, OK	1,091	270	2,386	—	820	270	3,206	3,476	817	Jan-97
Torrey Hills	Flint, MI	9,458	1,697	8,480	30	1,992	1,727	10,472	12,199	1,149	Feb-04
Trailmont	Goodlettsville, TN	2,232	476	2,784	8	514	484	3,298	3,782	350	Feb-04
Twin Oaks	Wichita, KS	4,076	794	5,643	—	1,094	794	6,737	7,531	1,839	Jan-97
Twin Pines	Goshen, IN	5,920	1,093	6,400	19	1,684	1,112	8,084	9,196	894	Feb-04
Valley Verde	Las Cruces, NM	3,530	510	2,536	—	1,721	510	4,257	4,767	792	Apr-02
Valley View—Danboro	Danboro, PA	2,953	1,006	6,044	—	172	1,006	6,216	7,222	533	Jun-04
Valley View—Ephrata	Ephrata, PA	984	392	2,366	—	269	392	2,635	3,027	239	Jun-04
Valley View—Ephrata II	Ephrata, PA	—	168	966	—	63	168	1,029	1,197	81	Jun-04
Valley View—Honey Brook	Honey Brook, PA	1,772	527	3,175	—	1,158	527	4,333	4,860	433	Jun-04
Viking Villa	Ogden, UT	4,004	775	4,180	—	695	775	4,875	5,650	919	Oct-01
Villa	Flint, MI	5,240	1,436	7,352	25	2,171	1,461	9,523	10,984	1,045	Feb-04
Villa West (CO)	Greeley, CO	8,509	1,876	10,638	—	2,609	1,876	13,247	15,123	4,215	Nov-98
Villa West (UT)	West Jordan, UT	5,478	844	4,803	—	1,284	844	6,087	6,931	1,419	Aug-00
Village North	Lewisville, TX	6,803	1,193	6,155	—	2,116	1,193	8,271	9,464	1,448	Apr-97
Village Park	Greensboro, NC	2,547	856	4,644	—	1,221	856	5,865	6,721	1,079	Mar-01
Vogel Manor MHC	Arnold, MO	1,011	144	823	—	601	144	1,424	1,568	396	May-99
Washington Mobile Estates	Ogden, UT	4,390	676	3,848	—	1,225	676	5,073	5,749	1,186	Aug-00
Washingtonville Manor	Washingtonville, NY	1,333	292	1,668	1	158	293	1,826	2,119	358	Jul-01
West Cloud Commons	Salina, KS	1,025	275	2,161	—	229	275	2,390	2,665	598	Jul-98
Western Hills	Fort Lauderdale, FL	11,490	1,489	8,499	—	5,106	1,489	13,605	15,094	3,352	May-01
Western Mobile Estates	West Valley City, UT	3,759	570	3,429	—	1,738	570	5,167	5,737	482	Jul-04
Western Park	Fayetteville, AR	1,571	247	1,408	1	858	248	2,266	2,514	629	Jul-99
Westlake	Oklahoma City, OK	2,836	836	5,499	—	317	836	5,816	6,652	1,369	Oct-97

III-4

			Initial Costs		Costs capitalized Subsequent to Acquisition		Gross amounts at which carried at close of period
				Buildings &		Buildings &		Buildings &		Accumulated	Date of
Community Name	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquisition
Westmoor	Oklahoma City, OK	2,205	498	5,400	—	760	498	6,160	6,658	1,743	Jul-98
Westview	Gillette, WY	2,106	331	2,102	1	763	332	2,865	3,197	549	Nov-95
Wheel Estates	Orlando, FL	542	134	793	—	31	134	824	958	147	Oct-00
Whispering Hills	Coal Valley, IL	376	92	777	—	125	92	902	994	219	Jul-97
Whitney	Gainesville, FL	2,423	450	2,662	—	436	450	3,098	3,548	923	Aug-99
Wikiup	Henderson, CO	11,157	1,475	8,383	—	3,678	1,475	12,061	13,536	3,673	Mar-99
Willow Creek Estates	Ogden, UT	2,090	480	2,766	—	466	480	3,232	3,712	305	Sep-04
Willow Springs	Fort Worth, TX	1,603	262	2,241	—	1,178	262	3,419	3,681	848	Jan-97
Willow Terrace	Fort Worth, TX	2,213	515	3,369	—	1,012	515	4,381	4,896	1,125	Nov-97
Windsor Mobile Estates	West Valley City, UT	7,486	1,178	6,701	—	1,616	1,178	8,317	9,495	1,893	Aug-00
Woodlake	Greensboro, NC	2,400	887	5,267	16	(1,355)	903	3,912	4,815	410	Mar-04
Woodlands of Kennesaw	Kennesaw, GA	7,500	997	5,806	18	2,563	1,015	8,369	9,384	980	Feb-04
Zoppe’s	Seagoville, TX	552	57	473	—	133	57	606	663	166	Jan-00
Miscellaneous other assets*		123,063	381	6,241	—	—	387	6,245	6,632	2,852
Total		$ 1,046,500	$ 193,326	$ 1,139,812	$ 974	$ 338,240	$ 194,306	$ 1,478,056	$ 1,672,362	$ 281,798

*                       Encumbrances on miscellaneous other assets includes $2,664 of our Floorplan Lines of Credit (ranging from prime plus 0.75% to prime plus 4.00%), $10,000 of our Lease Receivables Line of Credit at LIBOR plus 4.125%, $96,600 of our Senior Exchangeable Notes at 7.50%, $25,780 of our Trust Preferred Securities at 3-month LIBOR plus 3.25%, and $1,176 of other debt reduced by $13,146 of "non-allocated" mortgage debt paid off in conjunction with community sales.

The changes in total real estate and accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Total Real Estate
Balance at beginning of year	$ 1,661,638	$ 1,553,574	$ 892,100
Acquisitions	—	—	734,916
Improvements, Home Purchases and Equipment Purchases	24,950	167,070	45,768
Dispositions and Other	(14,226)	(59,006)	(119,210)
Balance at end of year	$ 1,672,362	$ 1,661,638	$ 1,553,574
Accumulated Depreciation
Balance at beginning of year	$ 208,541	$ 146,831	$ 94,283
Depreciation for the year	79,343	70,963	55,270
Dispositions and other	(6,086)	(9,253)	(2,722)
Balance at end of year	$ 281,798	$ 208,541	$ 146,831

The aggregate cost at December 31, 2006 for U.S. Federal income tax purposes is $1,608.4 million.

III-5