Form 10-Q
period 2007-06-30
Affordable Residential Communities LP
filed 2007-08-14
CIK 1340818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the Registrant’s common partnership units outstanding at August 9, 2007 was 57,952,795, which is equal to the number of outstanding shares of the General Partner’s common stock plus 1,493,497 common partnership units held by limited partners.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Rental and other property, net	$1,359,657	$1,390,564
Assets held for sale	15,435	15,326
Investments
Trading securities, at fair value (cost of $592)	657	—
Securities available for sale, at fair value (amortized cost of $119,028).	117,937	—
Securities held to maturity, at amortized cost (fair value of $6,467)	6,469	—
Cash and cash equivalents	74,855	29,281
Restricted cash	6,982	6,784
Tenant and other receivables, net	3,722	4,882
Reinsurance receivables, net of uncollectible amounts	3,984	—
Premiums receivable	23,158	—
Notes receivable, net	28,714	29,904
Loan origination costs, net	15,157	16,736
Loan reserves	36,225	33,305
Goodwill	23,708	—
Indefinite lived intangible assets	3,000	—
Finite lived intangible assets	18,025	6,457
Deferred income taxes	26,531	—
Deferred acquisition costs	7,288	—
Prepaid expenses and other assets	14,369	9,693
Total assets	$1,785,873	$1,542,932
Commitments and contingencies
Liabilities and Partners’ capital
Notes payable	$1,100,441	$1,046,500
Reserve for losses and loss adjustment expenses	21,754	—
Unearned premiums	64,178	—
Liabilities related to assets held for sale	134	247
Accounts payable and accrued expenses	38,543	28,946
Distributions payable	1,719	1,903
Tenant deposits and other liabilities	18,928	17,724
Total liabilities	1,245,697	1,095,320
Partners’ capital
Preferred partnership units	119,108	136,750
Common partnership units:
General partner	410,356	300,357
Limited partners	10,712	10,505
Total partners’ capital	540,176	447,612
Total liabilities and partners’ capital	$1,785,873	$1,542,932

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Rental income	$54,274	$51,959	$107,916	$102,865
Net premiums earned	26,478	—	43,197	—
Sales of manufactured homes	2,952	2,993	5,486	5,665
Utility and other income	6,843	6,270	13,963	12,747
Fee and other insurance income	1,784	—	3,101	—
Net investment income	1,940	—	3,270	—
Net realized gains on investments	117	—	184	—
Net consumer finance interest income	388	245	762	424
Total revenue	94,776	61,467	177,879	121,701
Expenses
Property operations	17,873	16,256	35,461	32,678
Real estate taxes	4,843	5,024	9,680	10,160
Losses and loss adjustment expenses	18,638	—	27,515	—
Cost of manufactured homes sold	2,438	2,565	4,527	4,874
Retail home sales, finance and other	2,094	2,830	3,958	4,728
Property management	1,971	1,586	3,818	3,178
General and administrative	5,597	4,991	10,982	9,412
Underwriting expenses	7,933	—	14,536	—
Depreciation and amortization	21,745	21,775	43,611	43,386
Loss on sale of airplane	—	—	—	541
Interest expense	19,663	20,006	38,151	39,587
Total expenses	102,795	75,033	192,239	148,544
Interest income	(643)	(448)	(1,137)	(871)
Loss from continuing operations before income tax	(7,376)	(13,118)	(13,223)	(25,972)
Income tax expense from continuing operations	(256)	—	(943)	—
Loss from continuing operations	(7,632)	(13,118)	(14,166)	(25,972)
(Loss) income from discontinued operations	22	689	(106)	2,381
Gain on sale of discontinued operations	—	15,613	—	25,909
Net income (loss)	(7,610)	3,184	(14,272)	2,318
Preferred unit distributions	(2,578)	(2,854)	(5,223)	(5,708)
Net income (loss) attributable to partners	$(10,188)	$330	$(19,495)	$(3,390)
Net income (loss) attributable to common OP unitholders
General Partner	$(9,933)	$429	$(18,898)	$(3,032)
Limited Partners	(255)	(99)	(597)	(358)
	$(10,188)	$330	$(19,495)	$(3,390)
Loss per unit from continuing operations
Basic loss per unit	$(0.18)	$(0.35)	$(0.35)	$(0.70)
Diluted loss per unit	$(0.18)	$(0.35)	$(0.35)	$(0.70)
Income (loss) per unit from discontinued operations
Basic income (loss) per unit	$—	$0.36	$—	$0.63
Diluted income (loss) per unit	$—	$0.36	$—	$0.63
Income (loss) per unit attributable to partners
Basic income (loss) per unit.	$(0.18)	$0.01	$(0.35)	$(0.07)
Diluted income (loss) per unit	$(0.18)	$0.01	$(0.35)	$(0.07)
Weighted average unit information
Common units outstanding	57,887	45,296	55,879	45,288

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(in thousands)
(unaudited)

	Common OP Unitholders
	General	Limited	Preferred OP
	Partner	Partners	Unitholders	Total
Balance at January 1, 2007	$300,357	$10,505	$136,750	$447,612
Net loss attributable to partners	(18,898)	(597)	—	(19,495)
OP Unit redemptions	559	(559)	—	—
Common unit compensation	690	—	—	690
Change in other comprehensive income	(429)	(10)	—	(439)
Preferred OP Unitholders redemption	17,642	—	(17,642)	—
Rights offering	78,449	—	—	78,449
Share issuance	33,359	—	—	33,359
Transfer between general and limited partners	(1,373)	1,373	—	—
Balance at June 30, 2007	$410,356	$10,712	$119,108	$540,176

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flow from operating activities
Net income (loss)	$(14,272)	$2,318
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,611	43,386
Deferred income taxes	943	—
Increase in unearned premiums	14,607	—
Increase in deferred acquisition costs	(7,288)	—
Realized gains on investments	(184)	—
Purchases of trading securities	(478)	—
Proceeds from sales of trading securities	581	—
Adjustments to fair value for interest rate caps	95	(436)
Amortization of loan origination costs	2,142	3,045
Stock grant compensation expense	690	98
Depreciation included in income from discontinued operations	—	280
Gain on sale of discontinued operations	—	(25,909)
Loss on sale of airplane	—	541
Gain on sale of manufactured homes	(959)	(791)
Changes in operating assets and liabilities	788	(7,077)
Net cash provided by operating activities	40,276	15,455
Cash flow from investing activities
NLASCO acquisition	(115,794)	—
Cash acquired from NLASCO	45,457	—
Purchases of manufactured homes	(7,069)	(6,693)
Proceeds from community sales	—	123,431
Proceeds from manufactured home sales	4,901	5,428
Proceeds from sale of airplane	—	1,170
Community improvements and equipment purchases	(4,479)	(2,055)
Restricted cash	(198)	374
Loan reserves	(2,920)	(3,547)
Purchases of available-for-sale securities	(13,980)	—
Purchases of held-to-maturity securities	(413)	—
Proceeds from sales of available-for-sale securities	8,426	—
Proceeds from maturities of held-to-maturity securities	1,200	—
Net cash (used in) provided by investing activities	(84,869)	118,108

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flow from financing activities
Cash flow from rights offering and stock issuances
Common stock rights offering	80,000	—
Common stock offering expenses	(1,551)	—
Proceeds from issuances of common stock	20,000	—
Proceeds from issuance of debt	20,074	30,535
Repayment of debt	(22,386)	(147,372)
Deposits on refinance transaction	—	(4,900)
Payment of preferred dividends	(5,156)	(5,156)
Payment of partnership preferred distributions	(251)	(552)
Loan origination costs	(563)	(1,849)
Net cash provided by (used in) financing activities	90,167	(129,294)
Net increase in cash and cash equivalents	45,574	4,269
Cash and cash equivalents, beginning of period	29,281	27,926
Cash and cash equivalents, end of period	$74,855	$32,195
Non-cash financing and investing transactions:
Debt and other liabilities assumed in the NLASCO acquisition	$136,288	$—
Redemption of OP units for common stock	$18,201	$3,176
Fair value of common stock issued in the NLASCO acquisition	$13,359	$—
Notes receivable issued for manufactured home sales	$2,386	$3,740
Dividends declared but unpaid	$1,719	$1,903
Supplemental cash flow information:
Payments on notes receivable included in proceeds from manufactured home sales	$3,838	$3,804
Cash paid for interest	$38,290	$40,187

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

At June 30, 2007, Affordable Residential Communities LP (the “Partnership” or the “Operating Partnership” or the “OP”) was a limited partnership engaged in the acquisition, renovation, repositioning and operation of all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses, all exclusively to residents in our communities. Subsequently, and as of July 31, 2007, the Company closed the sale of these businesses, and retained ownership of the recently acquired NLASCO, Inc.

As of June 30, 2007, the Company was not required to reflect the sale of the business as discontinued operations due to the fact that the HTH stockholders and the limited OP unitholders did not ratify the transaction until July 27, 2007, subsequent to the reporting period.

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

We were organized in July 1998 and operate primarily through our subsidiaries. Our general partner is Hilltop Holdings Inc. (“HTH”), previously Affordable Residential Communities Inc. (“ARC”).

As of June 30, 2007, we owned and operated 275 communities consisting of 57,272 homesites in 23 states with occupancy of 82.4%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.8% of our total homesites; and Kansas City-Lawrence-Topeka, with 4.2% of our total homesites. Our insurance operations are headquartered in Waco, Texas.

HTH’s common stock is traded on the New York Stock Exchange under the symbol “HTH”. HTH’s Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol “HTHPRA”. We have no public trading history prior to February 12, 2004.

General Management

HTH is our sole general partner. Pursuant to the partnership agreement, as the sole general partner, HTH has, subject to certain protective rights of limited partners as described below, full, exclusive and complete responsibility and discretion in the management and control of the Partnership, including the ability to cause the Partnership to enter into certain major transactions including the merger of the Partnership or a sale of substantially all of the assets of the Partnership. The limited partners expressly acknowledged that HTH, as general partner, is acting for the benefit of the Partnership and the limited partners. The Partnership is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause the Partnership to take or decline any actions.

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

RECENT EVENTS

During the reporting period, HTH had the following changes in executive management

On June 20, 2007, HTH announced the resignation of Lawrence E. Kreider as Executive Vice President, Chief Financial Officer and Chief Information Officer. Pursuant to his severance agreement, Mr. Kreider received $0.4 million to be paid over the next 12 months and a one time lump sum payment of $0.1 million bonus to assist in the closing of the Farallon transaction.

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

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended June 30, 2007 are not indicative of the results that may be expected for the year ended December 31, 2007. Operating results and cash flows of NLASCO are for the five months from the date of acquisition, January 31, 2007, through June 30, 2007. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment adjustment is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we will reduce the carrying value of the asset to its estimated fair value. We recorded no impairment charges during the three and six months ended June 30, 2007 and 2006.

Investment Securities

Investment securities at June 30, 2007 consist of US Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity. Our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Premiums Receivable

Premiums receivable include premiums written and not yet collected. The Company regularly evaluates premiums receivable and establishes valuation allowances as appropriate. At June 30, 2007, the Company determined no valuation allowance was necessary.

Deferred Acquisition Costs

Costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs shall reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. At June 30, 2007, there was no premium deficiency.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the cost over the fair value of the assets of NLASCO. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In connection with an acquisition made by NLASCO prior to its acquisition by HTH, the Company may make additional contingent acquisition payments of up to $1.5 million based on attainment of certain financial targets. Other indefinite lived intangible assets consist of $3.0 million of estimated fair value of state licenses acquired in the NLASCO purchase.

Finite Lived Intangible Assets

We record finite lived intangible assets at the estimated fair value of the assets acquired and amortize the assets over their estimated useful lives. The following finite lived intangible assets were acquired when the Company purchased NLASCO (in thousands).

	Estimated	Estimated
	Fair Value	Useful Life
Customer relationships	$6,100	12 years
Agent relationships	3,600	13 years
Trade name	3,500	15 years
Software	1,500	5 years
Total	$14,700
Less accumulated amortization	(827)
Balance at June 30, 2007	$13,873

Customer and agent relationships are amortized using the double declining balance method to approximate the non-renewal rate of customers and attrition of agents. The trade name and software are amortized using the straight-line method. Also included in finite lived intangible assets are lease intangibles and other customer relationships of $4.2 million related to HTH’s manufactured home communities.

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

Unit Based Compensation

In March 2007, four senior executives of HTH were granted options to acquire a total of 25,000 units of common units at $11.28 per share to compensate for dilution from the rights offering.

During 2004 we granted 95,000 units of restricted common units that vest over five years. In June 2004, 42,500 of these restricted units were forfeited and in October 2004, an additional 37,500 units of restricted units were forfeited pursuant to the terms of their issuance, leaving 15,000 restricted units outstanding. During each of the six month periods ended June 30, 2007, 2006 and 2005, 3,000 units vested leaving 6,000 units unvested at June 30, 2007. We have recorded the unvested portion of the remaining 6,000 outstanding restricted units as of June 30, 2007 as unearned compensation and are amortizing the balance ratably over the vesting period. We recorded $14,000 and $28,000 in compensation expense related to these restricted units during both of the three and six month periods ended June 30, 2007 and 2006.

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

Income Taxes

We are a partnership for tax purposes and as such do not pay Federal or state income taxes for the Partnership. Our income is taxed to our partners in their individual returns, and we therefore do not record an income tax provision for the Partnership. At June 30, 2007 an incorporated subsidiary owned by the Partnership has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $88 million and an income tax expense of $0.9 million for the six months ended June 30, 2007. The subsidiary’s tax provision also reflects NLASCO’s results.

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

Accumulated Other Comprehensive Loss

Amounts recorded in accumulated other comprehensive loss of $0.4 million as of June 30, 2007 represent unrealized holding losses on available-for-sale securities, net of income taxes of $0.2 million. Including these unrecognized gains or losses, our comprehensive loss for the three and six months ended June 30, 2007 was $8.0 million and $14.7 million, respectively.

Statutory accounting practices

NLASCO is required to report its results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices (“SAP”). One significant difference between SAP and generally accepted accounting principles (“GAAP”) is that under SAP NLASCO is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company’s gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies. A second significant difference is that under SAP, certain assets are designated as “nonadmitted” and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve. A third significant difference between SAP and GAAP is that under SAP, investments are carried at amortized book value and under GAAP, certain investments are carried at fair value. A fourth significant difference is that surplus notes are classified as capital and surplus under SAP but classified as notes payable under GAAP.

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

2.                 Partners’ Capital

Series “A” Preferred Partnership Units

At the HTH IPO, the Partnership issued 5,000,000 Series A Preferred OP Units to the general partner at $25.00 per unit that have a liquidation preference of $25.00 per unit, plus all accumulated, accrued and unpaid distributions. The holders of our Series A Preferred OP Units are entitled to receive cash distributions at a rate of 8.25% per annum on the $25.00 liquidation preference. The Series “A” Preferred OP Units have no voting rights and no stated maturity. We may not redeem the Series “A” Preferred OP Units prior to February 18, 2009. On and after February 18, 2009, we may, at our option, redeem our Series “A” Preferred OP Units, in whole or from time to time in part, at a cash redemption price equal to $25.00 per share, plus all accumulated, accrued and unpaid distributions, if any, to and including the redemption date. Our Series “A” Preferred OP Units will not be convertible into or exchangeable for any of our properties or other securities.

Series “C” Preferred Partnership Units

In January 2007, all 705,688 units of our Series “C” Preferred OP Units were redeemed according to their terms for 1,628,410 shares of HTH common stock.

At December 31, 2006, we had 705,688 Series “C” Preferred OP Units outstanding that were issued on June 30, 2004 as part of the D.A.M. portfolio acquisition. The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “C” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance. Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with HTH common stock (which would necessitate the issuance of one Common OP Unit per share of HTH common stock issued), cash and/or a note payable, at the Operating Partnership’s option. As of December 31, 2006, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

Common Partnership Units

As of June 30, 2007, the Partnership has outstanding warrants to certain unitholders authorizing the purchase of up to 937,260 common partnership units at $15.60 per unit, as adjusted for common units issued and distributions paid. The warrants expire on July 23, 2010. To date, no warrants have been exercised.

During 2006 and 2005, we granted approximately 14,400 and 6,250 common partnership units, respectively, to independent members of ARC’s board of directors for service rendered during the periods.

On July 27, 2006, the Compensation Committee of HTH’s Board of Directors approved the grant of 500,000 non-qualified stock option awards to four senior executive officers of HTH pursuant to HTH’s 2003 Equity Incentive Plan at an exercise price of $10.74 per share, the closing price of HTH’s common stock on the New York Stock Exchange on the date of grant. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award, the second third vesting on the second anniversary date of the award, and the balance vesting on the third anniversary date of the award. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of HTH. The fair values for the unit options granted during the quarter ended June 30, 2007 were estimated using the Black-Scholes option pricing model with an expected volatility of 30%, a risk-free interest rate of 5.1%, a distribution yield rate of zero, a six-year expected life of the options, and a forfeiture rate of ten percent. Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the options granted during the quarter approximated $5.28 per unit. The expected volatility is based on the historical volatility in the price of HTH’s common stock since its IPO. The risk-free interest rate is the ten-year Treasury rate, based on the term of the options. The dividend yield assumption is based on HTH’s history and expectation of dividend payments on common stock. The expected life of the options represents the period in which the options are expected to remain outstanding.

Stockholder Rights Plan

On July 11, 2006, HTH entered into a Stockholder Rights Plan (the “Rights Plan”) under which one right was distributed as a dividend for each share of HTH common stock held by stockholders of record as of the close of business on July 17, 2006. The Rights Plan was adopted as a means to preserve the use of previously accumulated net operating losses. Effective with the revocation of HTH’s REIT election in March 2006, HTH has been taxed as a corporation for U.S. Federal income tax purposes and its net income has been subject to taxation at regular (or alternative minimum) corporate rates without the benefit of a dividends paid deduction. HTH has net operating losses (“NOLs”) from prior years that are expected to offset substantially its taxable income, if any. Therefore, the preservation of such NOLs is the key to minimizing HTH’s U.S. Federal income tax liability. U.S. Federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a “change in ownership.” Generally, there is a change in ownership if, at any time, one or more 5% shareholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three year period. One of the principal reasons for adopting the Rights Plan was to preserve the use of the NOLs by dissuading investors from aggregating ownership in HTH and triggering such a change in ownership. The Rights Plan was designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares such that they would beneficially own 5% or more of the outstanding shares of HTH’s common stock. The Rights Plan was not adopted in response to any effort to acquire control of HTH. Under the Rights Plan, each right initially entitled stockholders to purchase a fraction of a share of HTH preferred stock at a purchase price of $50.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally were exercisable only if a person or group acquired beneficial ownership of 5% or more of ARC common stock or commenced a tender or exchange offer upon consummation of which such person or group would have beneficially owned 5% or more of HTH common stock.

To help preserve the benefit of the NOLs, HTH submitted for stockholder approval an amendment to its charter to restrict certain acquisitions of HTH common stock so as to reduce the likelihood of triggering a change in ownership. The Rights Plan was terminated upon the approval of the amendment in January 2007.

3.                 NLASCO Acquisition and Associated Equity Issuances

On January 31, 2007, we acquired all of the stock of NLASCO, a privately held property and casualty insurance holding company. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of HTH common stock for a total consideration of $122.0 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of common stock of the Company at the leading ten-day average market price of our common stock on the date the agreement was signed, subject to certain anti-dilution provisions.

In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, we conducted a rights offering to our stockholders. In the rights offering, all holders of HTH common stock as of the record date of December 19, 2006 received one non-transferable right to purchase approximately 0.242 shares of common stock of the Company for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and the company issued approximately 7.8 million shares of common stock to existing shareholders on that date. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of the Company’s directors and the beneficial owner of approximately 17.6% of HTH’s common stock as of the record date, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

The results of NLASCO’s operations for the five months ended June 30, 2007 are included in these consolidated financial statements.

The total cash, equity and other consideration paid for the acquisition of NLASCO is as follows (in thousands):

Purchase price paid in cash	$105,750
Fair value of HTH shares issued to shareholder of NLASCO	13,359
Other consideration	2,945
Total consideration received by seller	122,054
Other acquisition expenditures	10,044
Total cash, equity and other consideration	$132,098

The source of funds for the above cash, equity and other consideration is as follows (in thousands):

Cash received from Flexpoint Partners for common stock	$20,000
Cash raised in the rights offering	80,000
Fair value of HTH shares issued to shareholder of NLASCO	13,359
Liability for future payment	2,945
Consideration paid by HTH from existing lines of credit	15,794
$132,098

The total purchase price of NLASCO including liabilities assumed in the acquisition consists of the following (in thousands). *

Total cash and equity consideration	$129,153
Other consideration	2,945
Notes payable assumed at fair value (including $5.6 million paid by HTH)	56,680
Loss and loss adjustment expense liability assumed	18,664
Unearned premiums assumed	49,571
Accounts payable and other liabilities assumed	8,428
Total purchase price including transaction costs and assumed liabilities	$265,441

Our purchase price allocation is as follows (in thousands).*

Tangible assets at fair value	$32,780
Investments, cash and cash equivalents at fair value	166,443
Deferred income tax asset at fair value	24,782
Finite lived intangible assets	14,700
Goodwill	23,736
Other indefinite lived intangibles	3,000
$265,441

*                    The total purchase price of NLASCO has been adjusted, pursuant to requirements of the Stock Purchase Agreement, dated October 6, 2006, Section 2(e)(i), to reflect the Closing Stockholders’ Equity Adjustment.

We have prepared the following unaudited pro forma income statement information as if the NLASCO acquisition had occurred on January 1, 2006. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisition on January 1, 2006 (in thousands).

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2007	2006
Revenue	$91,385	$189,876	$182,501
Total expenses	103,363	201,100	196,527
Interest income	(448)	(1,137)	(871)
Loss from continuing operations before income taxes	(11,530)	(10,087)	(13,155)
Income tax expense from continuing operations	(1,580)	(2,661)	(5,056)
Loss from continuing operations	(13,110)	(12,748)	(18,211)
Discontinued operations	16,302	(106)	28,290
Net (loss) income	$3,192	$(12,854)	$10,079
Net (loss) income attributable to partners	$338	$(18,077)	$4,371
Basic (loss) income per share attributable to partners	$0.01	$(0.32)	$0.08
Diluted (loss) income per share attributable to partners	$0.01	$(0.32)	$0.08
Weighted average shares	57,242	55,927	57,245

4.                 Rental and Other Property, Net

The following summarizes rental and other property (in thousands).

	June 30, 2007	December 31, 2006
Land	$194,391	$194,306
Improvements to land and buildings	1,196,427	1,193,483
Rental homes and improvements	273,154	270,431
Furniture, equipment and vehicles	17,456	14,142
Subtotal	1,681,428	1,672,362
Less accumulated depreciation:
On improvements to land and buildings	(235,041)	(210,483)
On rental homes and improvements	(75,406)	(63,092)
On furniture, equipment and vehicles	(11,324)	(8,223)
Rental and other property, net	$1,359,657	$1,390,564

5.                 Investments

The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2007 were as follows (in thousands).

	June 30, 2007
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
Government securities	$56,980	$58	$(614)	$56,424
Mortgage-backed securities	16,508	9	(241)	16,276
Corporate debt securities	36,052	64	(475)	35,641
	109,540	131	(1,330)	108,341
Equity securities	10,080	212	(39)	10,253
	119,620	343	(1,369)	118,594	*
Held-to-maturity securities:
Fixed maturities:
Government securities	6,469	6	(8)	6,467
	$126,089	$349	$(1,377)	$125,061

*                                         Composed of:

Trading securities	$657
Securities available for sale	117,937
$118,594

Fair values of investment securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Gross realized investment gains and losses for the six months ended June 30, 2007 are summarized as follows (in thousands).

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total
Fixed maturities	$—	$—	$—	$6	$—	$6
Equity securities	121	(4)	117	194	(16)	178
	$121	$(4)	$117	$200	$(16)	$184

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at June 30, 2007 by contractual maturity is as follows (in thousands).

	June 30, 2007
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$14,262	$13,829
Due after one year through five years	35,155	35,285
Due after six years through ten years	36,222	35,580
Due after ten years	7,393	7,371
Mortgage-backed securities	16,508	16,276
	$109,540	$108,341
Held-to-maturity debt securities:
Due within one year	$3,816	$3,814
Due after one year through five years	2,242	2,238
Due after six years through ten years	—	—
Due after ten years	411	415
	$6,469	$6,467

Net investment income for the three and six months ended June 30, 2007 is as follows (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Gross investment income
Cash equivalents	$356	$648
Fixed maturities	1,400	2,359
Equity securities	184	253
	1,940	3,260
Other income net of expenses	—	10
Net investment income	$1,940	$3,270

At June 30, 2007, the Company had on deposit in custody for various State Insurance Departments investments with carrying values of approximately $6 million.

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

	June 30, 2007
	Carrying	Fair
	Value	Value
Financial assets (in thousands)
Fixed maturities	$114,810	$114,808
Equity securities	10,253	10,253
Notes receivable	28,714	28,714
Financial liabilities (in thousands)
Notes payable	$1,100,441	$1,120,635

Fair values of investment securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The notes payable are periodically adjusted to market interest rates, therefore, the unpaid principal balance of the loan approximates fair value.

7.                 Deferred Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies. The activity in deferred acquisition costs for the six months ended June 30, 2007 is as follows (in thousands).

Six Months Ended
June 30, 2007
Beginning of period deferred acquisition costs	$—
Acquisition expenses	14,545
Amortization charged to income	(7,257)
End of period deferred acquisition costs	$7,288

8.                 Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands).

	June 30,	December 31,
	2007	2006
Senior fixed rate mortgage due 2009, 5.05% per annum	$83,972	$84,689
Senior fixed rate mortgage due 2012, 7.35% per annum	275,896	277,616
Senior fixed rate mortgage due 2014, 5.53% per annum	187,948	189,407
Senior fixed rate mortgage due 2016, 6.24% per annum	170,000	170,000
Senior variable rate mortgage due 2009, one-month LIBOR plus 0.80% per annum (6.12% at June 30, 2007)	60,000	60,000
Various individual fixed rate mortgages due 2007 through 2031, averaging 7.13% per annum at June 30, 2007	124,579	128,567
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (9.00% at June 30, 2007)	1,734	2,664
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (8.61% at June 30, 2007) (due to HTH)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (8.32% at June 30, 2007)	11,291	—
Lease receivable facility due 2008, one-month LIBOR plus 4.125% per annum (9.445% at June 30, 2007)	10,000	10,000
Senior exchangeable notes due 2025, 7.50% per annum	96,600	96,600
Insurance company line of credit due October 2007, base rate less 0.5% per annum (7.75% at June 30, 2007)	4,018	—
NLIC surplus note payable due May 2033, three-month LIBOR plus 4.10% (9.46% at June 30, 2007)	10,000	—
NLIC surplus note payable due September 2033, three-month LIBOR plus 4.05% (9.41% at June 30, 2007)	10,000	—
ASIC surplus note payable due April 2034, three-month LIBOR plus 4.05% (9.41% at June 30, 2007)	7,500	—
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (8.76% at June 30, 2007)	20,000	—
Other loans	1,123	1,177
	$1,100,441	$1,046,500

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

Senior Fixed Rate Mortgage Due 2016; Senior Variable Rate Mortgage Due 2009 (repaid and terminated Senior Variable Rate Mortgage Due 2007 and Revolving Credit Mortgage Facility)

On July 11, 2006, we entered into a $230 million mortgage debt facility. Approximately $116.8 million of the proceeds were used to repay and terminate our Senior Variable Rate Mortgage and approximately $58.8 million of the proceeds were used to repay and terminate our Revolving Credit Mortgage Facility. The Loan Agreement is comprised of two components (collectively, the “Loan”): a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options.  The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points (6.12% at June 30, 2007 and capped at 7.3%) and requires interest-only payments for the term of the loan. The loan is secured by 59 manufactured housing communities located in 18 states as well as an assignment of leases and rents associated with the mortgaged property. The loan is non-recourse with the exception that the repayment of the indebtedness is guaranteed by the OP pursuant to a guaranty of non-recourse obligations in the event of declaration of bankruptcy; interference with any of the lenders rights, and asset transfers and other activities in violation of the loan documents. Under the provisions of the loan agreement, we have the right to prepay any portion of the floating rate component, with or without release of the mortgaged property, without penalty. Subsequent to a prepayment of the entire floating rate component of the loan, we have the option to prepay a fixed portion of the loan subject to prepayment fees, yield maintenance or defeasance in accordance with the terms of the loan agreement.

Various Individual Fixed Rate Mortgages

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)               Mortgages assumed as part of individual property purchases. These notes total approximately $31.5 million at June 30, 2007, mature from 2008 through 2028 and have an average effective interest rate of 7.11%. These mortgages are secured by 10 specific manufactured home communities.

b)              Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $66.4 million, mature from 2008 through 2031 and carry an average effective interest rate of 7.12%. These mortgages are secured by 12 specific manufactured home communities and are subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)               Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $26.7 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 23 specific manufactured home communities.

Floorplan Lines of Credit

On November 11, 2005, we amended our floorplan line of credit to provide borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the amended lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 9.00% at June 30, 2007) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $385.0 million from January 1, 2007 through September 13, 2007, the due date of the line. We are in compliance with all financial covenants of the line of credit as of June 30, 2007. The line of credit is subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

Trust Preferred Securities Due 2035

On March 15, 2005, the Partnership issued $25.8 million in unsecured trust preferred securities to HTH. The $25.8 million trust preferred securities bear interest at three-month LIBOR plus 3.25% (8.61% at June 30, 2007). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Partnership may redeem these securities on or after March 30, 2010 in whole or in part at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

We entered into the Retail Home Sales and Consumer Finance Debt Facility (the “Consumer Finance Facility”) on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition and amended it in April 2005 in connection with entering into a two-year, $75.0 million secured revolving lease receivables credit facility (see Lease Receivables Facility below). The Consumer Finance Facility has a total commitment of $125.0 million and a term of four years. This facility is an obligation of a subsidiary of our OP, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility ($13.4 million at June 30, 2007). The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (8.32% at June 30, 2007). Advances under the facility are subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

The Consumer Finance Facility was amended for financial covenants in October 2005. The amended line of credit requires the OP to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through February 18, 2008. We were in compliance as of June 30, 2007 with all financial covenants under the amended line of credit.

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

Lease Receivables Facility

On April 6, 2005, the Company entered into a two-year, $75.0 million secured revolving credit facility (the “Lease Receivables Facility”) with Merrill Lynch Mortgage Capital Inc. to be used to finance the purchase of manufactured homes and for general corporate purposes. In October 2005, we amended our lease receivables facility to increase the size of the facility from $75 million to $150 million. The amendment also (i) increased the limit on borrowings under the lease receivables facility from an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in HTH’s communities, to 65%, subject to certain other applicable borrowing base requirements, (ii) increased the interest rate on borrowings under the facility from 3.25% plus one-month LIBOR  to 4.125% plus one-month LIBOR (9.445% at June 30, 2007), and (iii) extended the maturity of the facility from March 31, 2007 to September 30, 2008.

The amended line of credit requires the OP to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of June 30, 2007 with all financial covenants under the amended line of credit. Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in Housing. Interest is payable monthly.

Senior Exchangeable Notes Due 2025

In August 2005, we issued $96.6 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 to qualified institutional buyers in a private transaction. The notes are senior unsecured obligations and are exchangeable, at the option of the holders, into shares of HTH common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving HTH or the OP, an additional make-whole premium. Upon exchange, we shall have the option to deliver, in lieu of shares of HTH common stock, cash or a combination of cash and shares of HTH common stock.

According to the terms of the notes, their initial exchange rate is adjusted for certain events, including the issuance to all holders of HTH common stock of rights entitling them to purchase HTH common stock at less than their current market price. Accordingly, as a result of our rights offering in January 2007, in which we offered all holders of HTH common stock the right to purchase shares at $8.00 per share, the initial exchange rate of the notes was adjusted to 73.95 shares per $1,000 principal amount of the notes (equal to an initial exchange rate of $13.52 per share).

Prior to August 20, 2010, the notes are not redeemable at the option of the OP. After August 20, 2010, the OP may redeem all or a portion of the notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any, on the notes, if the closing price of HTH common stock has exceeded 130% of the exchange price for at least 20 trading days in any consecutive 30-trading day period.

Holders of the notes may require the OP to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest, if any, on the notes on each of August 15, 2010, August 15, 2015, and August 15, 2020, or after the occurrence of certain corporate transactions involving HTH or the OP.

Insurance Company Line of Credit

Our insurance subsidiary has a line of credit with a financial institution. The line allows for borrowings by NLASCO up to $5 million and is secured by substantially all of NLASCO’s assets. The line of credit bears interest equal to a base rate less 0.5% (7.75% at June 30, 2007) which is due monthly. The line matures in October 2007.

NLIC Surplus Notes Payable

NLIC has two unsecured $10 million surplus notes payable to unaffiliated companies. The surplus notes payable bear interest at three-month LIBOR plus 4.05% and three-month LIBOR plus 4.10% (9.41% and 9.46% at June 30, 2007). Interest is due quarterly and principal is due at maturity in September 2033 and May 2033, respectively. The surplus notes are subordinated in right of payment to all policy claims and other indebtedness of NLIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the surplus of NLIC exceeds $30 million.

ASIC Surplus Note Payable

ASIC has an unsecured surplus note payable to an unaffiliated company. The surplus note payable bears interest at three-month LIBOR plus 4.05% (9.41% at June 30, 2007). Interest is due quarterly and principal is due at maturity. The surplus note is subordinated in right of payment to all policy claims and other indebtedness of ASIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the surplus of ASIC exceeds $15 million. The note matures in April 2034.

Insurance Company Notes Payable

NLASCO has an unsecured $20 million note payable to an unaffiliated company which bears interest equal to the three-month LIBOR plus 3.40% (8.76% at June 30, 2007). Interest is due quarterly and the principal is due at maturity in March 2035.

NLASCO’s loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, and officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants as of June 30, 2007.

9.                 Reserve for Unpaid Losses and Loss Adjustment Expenses

A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the five months ended June 30, 2007 is as follows (in thousands).

Balance February 1, 2007*	$18,664
Less reinsurance recoverables	(1,509)
Net balance at February 1, 2007	17,155
Losses and loss adjustment expenses incurred	27,515
Loss payments	(26,900)
Net balance at June 30, 2007	17,770
Plus reinsurance recoverables	3,984
Balance at June 30, 2007	$21,754

*                    Includes purchase price adjustment of $2.9 million.

The reserve for losses and loss adjustment expenses includes amounts that may be due to or from the sellers of NLASCO by January 2010 based on actual losses incurred applicable to the reserve as of the acquisition date.

10.   Reinsurance Activity

NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2007, reinsurance receivables with a carrying value of approximately $2.8 million were associated with a single reinsurer.

The effect of reinsurance on premiums written and earned for the six months ended June 30, 2007 is as follows (in thousands):

	Six Months Ended
	June 30, 2007
	Written	Earned
Premiums from direct business	$62,150	$50,166
Reinsurance assumed	6,028	3,575
Reinsurance ceded	(10,635)	(10,544)
	$57,543	$43,197

11.          Property Operations Expense

During the three and six months ended June 30, 2007 and 2006, we incurred property operations expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Utilities and telephone	$6,930	$7,062	$14,490	$14,202
Salaries and benefits	5,687	4,893	11,198	9,863
Repairs and maintenance	3,040	2,155	5,443	3,978
Insurance	697	819	1,422	1,681
Bad debt expense	310	293	565	693
Professional services	271	298	489	609
Office supplies	171	151	333	311
Advertising	11	26	30	52
Other operating expense	756	559	1,491	1,289
	$17,873	$16,256	$35,461	$32,678

12.          Retail Home Sales, Finance, and Other Operating Expense

During the three and six months ended June 30, 2007 and 2006, we incurred retail home sales, finance, insurance and other operating expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Salaries and benefits	$828	$697	$1,643	$1,358
Commissions	511	1,140	852	1,721
Travel	139	117	239	166
Insurance	32	47	40	98
Professional services	189	195	399	428
Advertising	310	297	551	465
Other operating expense	85	337	234	492
	$2,094	$2,830	$3,958	$4,728

13.          General and Administrative Expense

During the three and six months ended June 30, 2007 and 2006, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Salaries and benefits	$3,603	$2,866	$6,897	$5,609
Travel	241	188	552	321
Professional services	750	880	1,594	1,511
Telephone	74	134	146	199
Office supplies	65	108	118	224
Insurance	245	309	464	566
Rent	143	136	298	200
Other administrative expense	476	370	913	782
	$5,597	$4,991	$10,982	$9,412

14.          Discontinued Operations

As of December 31, 2005, the Company held 41 communities as discontinued operations and as of June 30, 2006 had closed sales for 36 of these communities comprising $77.0 million of cash proceeds net of related debt, defeasance and other closing costs of $59.6 million. Subsequent to June 30, 2006, we closed an additional four communities for $8.4 million of cash proceeds net of related debt, defeasance and other closing costs of $15.4 million. The remaining sales transaction is expected to close in 2008. There can be no assurance, however, that the Company will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale and not sold have been classified as discontinued operations as of June 30, 2007 and December 31, 2006. We have included $15.4 million and $15.3 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively, and $0.1 million and $0.2 million, respectively, of accounts payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three and six months ended June 30, 2007 and 2006 and recorded no gains or losses in the three or six months ended June 30, 2007, and gains of $15.6 million and $25.9 million for the three and six months ended June 30, 2006.

We consider a community to be a discontinued operation when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are unusual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the communities identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the communities classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of communities in the period in which the properties are discontinued and recognize any resulting gains on the sales of communities when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS No. 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. We disclose, if applicable, in the notes to our financial statements the segment under which the long-lived asset is reported. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a community previously classified as held for sale, the community will be reclassified as held and used. A community that is reclassified shall be measured at the lower of its (a) carrying amount before the community was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the community been continuously classified as held and used, or (b)  fair value at the date of the subsequent decision not to sell.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	June 30,	December 31,
	2007	2006
Assets Held for Sale
Rental and other property, net	$13,265	$13,362
Goodwill	754	754
Prepaid expenses and other assets	1,416	1,210
	$15,435	$15,326
Liabilities Related to Assets Held for Sale
Accounts payable and accrued expenses	$124	$236
Tenant deposits and other liabilities	10	11
	$134	$247

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statement of Operations
Revenue	$3	$2,761	$3	$8,201
Operating expenses	19	(2,072)	(109)	(5,820)
Income from discontinued operations	$22	$689	$(106)	$2,381

15.          Income Taxes

We are a partnership for tax purposes and as such do not pay Federal or state income taxes for the Partnership. Our income is taxed to our partners in their individual returns, and we therefore do not record an income tax provision for the Partnership. At June 30, 2007 an incorporated subsidiary owned by the Partnership has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $88 million and an income tax expense of $0.9 million for the six months ended June 30, 2007. The subsidiary’s tax provision also reflects NLASCO’s results. These net operating loss carry-forwards expire in 2018 through 2025. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

Based on our estimated composite Federal and state tax rate of 35% for our retail home, finance and insurance businesses, we recorded as of June 30, 2007, a deferred tax asset of approximately $44.1 million less a valuation allowance reserve of approximately $8.6 million and deferred tax liabilities of approximately $9.0 million. The 35% rate reflects a change from 40% due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income taxes as they pay premium taxes in states where they generate premium revenue. We experienced a reduction in our valuation allowance of $32.8 million due to the acquisition of NLASCO because the taxable income of this subsidiary will enable us to utilize $88 million of the net operating losses of an HTH subsidiary that is the parent of NLASCO, subject to limitation. We could experience circumstances in the future that result in a non-cash income tax benefit based on the timing of recognition of the tax benefit of our operating losses carried forward from prior years.

Effective January 1, 2007, we adopted FIN 48 which required the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. For the period ending June 30, 2007 we have no unrecognized tax benefits.

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

Under special IRS rules ( the “Section 382 Limitation”), cumulative stock purchases by material shareholders exceeding 50% during a three year period can limit a company’s future use of net operating losses (NOL’s). We had a Section 382 ownership change in February 2004 at the time of the IPO. Due to section 382-limited NOLs expiring before they can be utilized, there is a potential loss of $11.5 million of NOLs. The deferred tax valuation allowance fully reserves for the tax effected amount.

The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Current tax expense	$(100)	$—	$(100)	$(100)	$—	$(100)
Deferred tax expense	(156)	—	(156)	(843)	—	(843)
Income tax expense (benefit)	$(256)	$—	$(256)	$(943)	$—	$(943)

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Current tax expense	$—	$—	$—	$—	$—	$—
Deferred tax expense	—	—	—	—	—	—
Intra-period tax benefit (expense)	—	—	—	—	—	—
Income tax expense (benefit)	$—	$—	$—	$—	$—	$—

The combined pre-tax loss for the Partnership and its subsidiaries is $13.2 million. The Partnership has a pre-tax loss of $16.2 million, and the subsidiary’s pre-tax income is $3.0 million. The provision for income taxes is for the subsidiary only.

The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Tax at statutory rate	$(460)	—	$(460)	$(1,181)	—	$(1,181)
Permanent differences	(8)	—	(8)	(56)	—	(56)
Increase in valuation allowance	212	—	212	294	—	294
Income tax expense (benefit)	$(256)	$—	$(256)	$(943)	$—	$(943)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Deferred Tax Assets
Net operating loss carryforwards	$35,459	$37,800
Prepaid rent	—	—
Allowance for doubtful accounts and loan loss reserve	265	310
Goodwill	2,844	3,606
Notes payable	—	—
Accrued liabilities and other	765	396
Deferred revenue	—	—
Loss and loss adjustment expense discounting	694	—
Securities available for sale	1,063	—
Unearned premiums	1,468	—
Deferred compensation	1,093	—
Loan origination costs	448	—
Valuation allowance	(8,610)	(41,437)
Total gross deferred tax assets	$35,489	$675
Deferred Tax Liabilities
Rental and other property, net	$188	$209
Intangible assets	5,906	—
Deferred commissions	319	466
Deferred policy acquisition costs	2,545	—
Total gross deferred tax liabilities	$8,958	$675
Net Deferred Tax Asset	$26,531	$—

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

Following is a summary of statutory capital and surplus as of June 30, 2007 and statutory net income of each insurance subsidiary for the three and five months ended June 30, 2007 (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
National Lloyds Insurance Company
Surplus	$87,540	$87,540
Statutory net income	$464	$2,095
American Summit Insurance Company
Capital and surplus	$23,146	$23,146
Statutory net income	$1,013	$1,280

17.          Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of the Company’s surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid no dividends to NLASCO during the five months ended June 30, 2007. At June 30, 2007, the maximum dividend that may be paid to NLASCO in 2007 without regulatory approval is approximately $21.3 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2007, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2007, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

18.          Loss per share

In accordance with SFAS No. 128, Earnings per Share, our historical basic and diluted weighted average shares outstanding have been increased by a factor of approximately 1.06 to reflect the impact of our January 2007 rights offering in which ten million shares of our common stock were purchased by our stockholders at the below-market price of $8.00 per share. The following reflects the calculation of income (loss) per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Loss per unit from continuing operations:
Loss from continuing operations	$(7,376)	$(13,118)	$(13,223)	$(25,972)
Preferred unit distributions	(2,578)	(2,854)	(5,223)	(5,708)
Net loss from continuing operations	$(9,954)	$(15,972)	$(18,446)	$(31,680)
Weighted average unit information:
Common OP Units outstanding	57,887	45,296	55,879	45,288
Basic loss per unit from continuing operations	$(0.18)	$(0.35)	$(0.35)	$(0.70)
Diluted loss per unit from continuing operations	$(0.18)	$(0.35)	$(0.35)	$(0.70)
Income per unit from discontinued operations:
Income from discontinued operations	$22	$689	$(106)	$2,381
Gain (loss) on sale of discontinued operations	—	15,613	—	25,909
Net income from discontinued operations	$22	$16,302	$(106)	$28,290
Basic income per unit from discontinued operations	$—	$0.36	$—	$0.63
Diluted income per unit from discontinued operations	$—	$0.36	$—	$0.63
Loss per unit attributable to partners:
Net income (loss) attributable to partners	$(10,188)	$330	$(19,495)	$(3,390)
Basic income (loss) per unit attributable to partners	$(0.18)	$0.01	$(0.35)	$(0.07)
Diluted income (loss) per unit attributable to partners	$(0.18)	$0.01	$(0.35)	$(0.07)
Weighted average equivalent units excluded from diluted loss per unit because they would be anti-dilutive:
Preferred partnership units(a)	—	1,737	—	1,737
Stock options	35	—	34	—
Restricted units	6	10	7	10
Total	41	1,747	41	1,747

(a)           From June 30, 2006 through June 30, 2007, we redeemed approximately 94,000 OP units.

(b)          In January 2007 we redeemed all of the Series C preferred partnership units.

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

20.          Segment Information

We operate in four business segments—real estate, property and casualty insurance, retail home sales, and finance and other. A summary of our business segment information for the three and six months ended June 30, 2007 is shown below (in thousands). The 2007 business segment information has been segregated into the operations related to the manufactured housing business and the operations related to NLASCO property and casualty insurance. Insurance figures are for the three and five months ended June 30, 2007.

Results for the three months ended June 30, 2007 are as follows:

	Three Months Ended June 30,
	2007
	Mfg.
	Housing	Insurance	Total	2006
Total revenue
Real estate	$61,056	$—	$61,056	$58,139
Property and casualty insurance	—	30,319	30,319	—
Retail home sales	2,952	—	2,952	2,993
Finance and other	449	—	449	335
	64,457	30,319	94,776	61,467
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	22,716	—	22,716	21,280
Property and casualty insurance	—	26,571	26,571	—
Retail home sales	4,175	—	4,175	4,743
Finance and other	357	—	357	652
	27,248	26,571	53,819	26,675
Net segment income(a)
Real estate	38,340	—	38,340	36,859
Property and casualty insurance	—	3,748	3,748	—
Retail home sales	(1,223)	—	(1,223)	(1,750)
Finance and other	92	—	92	(317)
	37,209	3,748	40,957	34,792
Interest expense
Real estate	15,569	—	15,569	16,575
Property and casualty insurance	—	1,248	1,248	—
Retail home sales	74	—	74	145
Corporate and other	2,772	—	2,772	3,286
	18,415	1,248	19,663	20,006
Depreciation and amortization expense
Real estate	21,152	—	21,152	21,165
Property and casualty insurance	—	543	543	—
Retail home sales	10	—	10	20
Corporate and other	40	—	40	590
	21,202	543	21,745	21,775

	Three Months Ended June 30,
	2007
	Mfg.
	Housing	Insurance	Total	2006
Property management expense	1,971	—	1,971	1,586
General and administrative expense	5,597	—	5,597	4,991
Loss on sale of airplane	—	—	—	—
Interest income	(643)	—	(643)	(448)
(Loss) income from continuing operations before income taxes	(9,333)	1,957	(7,376)	(13,118)
Income taxes on continuing operations	1,013	(1,269)	(256)	—
(Loss) income from continuing operations	(8,320)	688	(7,632)	(13,118)
(Loss) income from discontinued operations	22	—	22	689
Gain on sale of discontinued operations	—	—	—	15,613
Net (loss) income	(8,298)	688	(7,610)	3,184
Preferred stock dividend	(2,578)	—	(2,578)	(2,854)
Net (loss) income attributable to common stockholders	$(10,876)	$688	$(10,188)	$330

	June 30,	Dec. 31,
	2007	2006
Identifiable assets
Real estate	$1,442,192	$1,480,542
Property and casualty insurance	285,710	—
Retail home sales	6,670	11,877
Finance and other	30,586	26,169
Corporate and other	20,715	24,344
	$1,785,873	$1,542,932
Notes payable
Real estate	$912,396	$920,280
Property and casualty insurance	51,518	—
Retail home sales	1,734	2,664
Finance and other	11,291	—
Corporate and other	123,502	123,556
	$1,100,441	$1,046,500

The 2007 business segment information has been segregated into the operations related to the manufactured housing business and the operations related to NLASCO property and casualty insurance. Insurance figures are for the five months ended June 30, 2007.

Results for the six months ended June 30, 2007 are as follows:

	Six Months Ended June 30,
	2007
	Mfg.
	Housing	Insurance	Total	2006
Total revenue
Real estate	$121,670	$—	$121,670	$115,336
Property and casualty insurance	—	49,752	49,752	—
Retail home sales	5,487	—	5,487	5,681
Finance and other	970	—	970	684
	128,127	49,752	177,879	121,701
Operating expenses, cost of manufactured
homes sold and real estate taxes
Real estate	45,141	—	45,141	42,838
Property and casualty insurance	—	42,051	42,051	—
Retail home sales	7,686	—	7,686	8,240
Finance and other	799	—	799	1,362
	53,626	42,051	95,677	52,440
Net segment income(a)
Real estate	76,529	—	76,529	72,498
Property and casualty insurance	—	7,701	7,701	—
Retail home sales	(2,199)	—	(2,199)	(2,559)
Finance and other	171	—	171	(678)
	74,501	7,701	82,202	69,261
Interest expense
Real estate	30,833	—	30,833	33,340
Property and casualty insurance	—	1,747	1,747	—
Retail home sales	159	—	159	417
Corporate and other	5,412	—	5,412	5,830
	36,404	1,747	38,151	39,587
Depreciation and amortization expense
Real estate	42,611	—	42,611	43,219
Property and casualty insurance	—	898	898	—
Retail home sales	21	—	21	20
Corporate and other	81	—	81	147
	42,713	898	43,611	43,386

	Six Months Ended June 30,
	2007
	Mfg.
	Housing	Insurance	Total	2006
Property management expense	3,818	—	3,818	3,178
General and administrative expense	10,982	—	10,982	9,412
Loss on sale of airplane	—	—	—	541
Interest income	(1,137)	—	(1,137)	(871)
(Loss) income from continuing operations before income taxes.	(18,279)	5,056	(13,223)	(25,972)
Income taxes on continuing operations	1,407	(2,350)	(943)	—
allocation to minority interest	(16,872)	2,706	(14,166)	(25,972)
(Loss) income from discontinued operations	(106)	—	(106)	2,381
Gain on sale of discontinued operations	—	—	—	25,909
Net (loss) income	(16,978)	2,706	(14,272)	2,318
Preferred stock dividend	(5,223)	—	(5,223)	(5,708)
Net (loss) income attributable to common stockholders	$(22,201)	$2,706	$(19,495)	$(3,390)

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

22.          Subsequent Events

On July 31, 2007, HTH closed the sale of certain of its assets, including the operating assets used in HTH’S manufactured home communities business and its manufactured home retail sales and financing businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C. (“Farallon”), Helix Funds LLC (“Helix Funds”) and GEM Realty Capital, Inc. (“GEM”). HTH has received gross proceeds of approximately $890 million in cash, which represents the amount of the excess of $1.794 billion less the indebtedness assumed by American Residential Communities LLC. After giving effect to expenses, taxes, and continued outstanding preferred stock and senior subordinated notes, HTH’s net cash balance will be approximately $550 million. HTH expects to use a portion of the proceeds for general working capital, liquidation of OP units, and to repay outstanding obligations. HTH will retain its ownership of the recently acquired NLASCO insurance operations, and it will seek to make opportunistic acquisitions with certain proceeds from the transaction. Farallon has agreed to offer positions to all of HTH’s employees currently engaged in the manufactured home community business on substantially the same terms as at present.

In conjunction with this sale, the Company transferred the rights to the “Affordable Residential Communities” name and has changed its name to Hilltop Holdings Inc. In connection with the name change, the Company’s New York Stock Exchange trading symbols changed to “HTH” for its common stock and “HTHPRA” for its preferred stock, effective as of August 1, 2007.

In July 2007, the Company announced that it would be redeeming all of the outstanding OP units, of which there were 1,355,729 outstanding as of July 27, 2007, at a redemption price of $13 per OP unit (the “Redemption Price”). The payment of the redemption price will be made on the later of (i)August 10, 2007 or (ii)the fifth business day following the Company’s receipt of each OP unitholder’s certificate or lost certificate form. All rights with respect to the OP units are relinquished after August 10, 2007.

We have prepared the following unaudited pro forma income statement and balance sheet information as of the six months ended June 30, 2007 and 2006 and balance sheet information as of June 30, 2007 to reflect the closing of the sale and discontinuance of certain of the Company’s operations, including the operating assets used in the Company’s manufactured home communities business and its manufactured home retail sales and financing businesses to American Residential Communities LLC. In addition to the above, these financial statements reflect adjustments to our historical financial data to give effect to (i) the acquisition of NLASCO and related purchase transactions, and (ii) the related payment of other indebtedness and payment of other costs except indebtedness to be maintained by HTH. The pro forma data is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated in 2006.

	Six Months Ended
	June 30, 2007	June 30, 2006
Revenue	$61,749	$60,409
Expenses	57,232	55,408
Interest income	—	—
Income from continuing operations before income taxes and allocation to minority interest	4,517	5,001
Income tax expense from continuing operations	(1,581)	(6,321)
Income (loss) from continuing operations	$2,936	$(1,320)
Loss attributable to partners from continuing operations	$(2,287)	$(7,028)
Basic loss per share attributable to partners from continuing operations	$(0.04)	$(0.12)
Diluted loss per share attributable to partners from continuing operations	$(0.04)	$(0.12)
Weighted average shares	55,927	57,245

June 30, 2007
Cash	$817,389
Other assets	229,763
Total assets	$1,047,152
Notes payable	$148,118
Other liabilities	96,779
Total Liabilities.	244,897
Preferred stock	119,108
Other stockholders’ equity	683,147
Total liabilities & stockholders’ equity	$1,047,152

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

•       failure of HTH to realize the benefits of the acquisition of NLASCO, Inc. and its subsidiaries (“NLASCO”) completed on January 31, 2007;

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

•       failure of HTH to realize the benefits of the Farallon transaction.

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

GENERAL STRUCTURE OF THE PARTNERSHIP

General Management

HTH is our sole general partner. Pursuant to our partnership agreement, as the sole general partner, HTH has, subject to certain protective rights of limited partners as described below, full, exclusive and complete responsibility and discretion in the management and control of the Partnership, including the ability to cause the Partnership to enter into certain major transactions including the merger of the Partnership or a sale of substantially all of the assets of the Partnership. The limited partners expressly acknowledged that HTH, as general partner, is acting for the benefit of the Partnership and the limited partners. The Partnership is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause the Partnership to take or decline any actions.

Distributions

The partnership agreement provides that holders of OP units are entitled to receive quarterly distributions of available cash (i) first, with respect to any OP units that are entitled to any preferences in distribution (Series A Preferred Partnership Units), in accordance with the rights of such class of OP units (and, within such class, pro rata in accordance with their respective percentage interests), and (ii) second, with respect to any OP units that are not entitled to any preference in distribution, in accordance with the rights of such class of OP unit (and, within such class, pro rata in accordance with their respective percentage interests). Distributions are declared at the discretion of HTH’s board of directors.

RECENT DEVELOPMENTS

Redemption of Series “C” PPUs

In January 2007, all 705,688 units of our Series “C” PPUs were redeemed according to their terms for 1,628,410 shares of HTH common stock.

In January 2007, we acquired the common stock of NLASCO, Inc.

On January 31, 2007, we acquired all of the stock of NLASCO, a privately held property and casualty insurance holding company. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of HTH common stock for a total consideration of $122.0 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of common stock of the Company at the leading ten-day average market price of our common stock on the date the agreement was signed, subject to certain anti-dilution provisions.

In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, we conducted a rights offering to our stockholders. In the rights offering, all holders of HTH common stock as of the record date of December 19, 2006 received one non-transferable right to purchase approximately 0.242 shares of common stock of the Company for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and the company issued approximately 7.8 million shares of common stock to existing shareholders on that date. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of the Company’s directors and the beneficial owner of approximately 17.6% of HTH’s common stock as of the record date for the rights offering, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

NLASCO has a history of producing consistent profitability and its expertise in underwriting insurance products for manufactured homes will create strategic opportunities consistent with HTH’s existing customer base. The results of NLASCO’s operations for the three and five months ended June 30, 2007 are included in these consolidated financial statements.

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

We closed the sale of our manufactured home communities business

On July 31, 2007, the Company closed the sale of certain of its assets, including the operating assets used in the Company’s manufactured home communities business and its manufactured home retail sales and financing businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C. (“Farallon”), Helix Funds LLC (“Helix Funds”) and GEM Realty Capital, Inc. (“GEM”). The Company has received gross proceeds of approximately $890 million in cash, which represents the amount of the excess of $1.794 billion less the indebtedness assumed by American Residential Communities LLC. After giving effect to expenses, taxes, and continued outstanding preferred stock and senior subordinated notes, the Company’s net cash balance will be approximately $550 million. The company expects to use a portion of the proceeds for general working capital, liquidation of OP units, and to repay outstanding obligations. The Company will retain its ownership of the recently acquired NLASCO insurance operations, and it will seek to make opportunistic acquisitions with certain proceeds from the transaction. Farallon has agreed to offer positions to all of HTH’s employees currently engaged in the manufactured home community business on substantially the same terms as at present.

In conjunction with this sale, the General Partner transferred the rights to the “Affordable Residential Communities” name and has changed its name to Hilltop Holdings Inc. In connection with the name change, the Company’s New York Stock Exchange trading symbols changed to “HTH” for its common stock and “HTHPRA” for its preferred stock, effective as of August 1, 2007.

Lawrence E. Kreider’s resignation from HTH

On June 20, 2007, HTH announced the resignation of Lawrence E. Kreider as Executive Vice President, Chief Financial Officer and Chief Information Officer.

OVERVIEW OF RESULTS

For the three and six months ended June 30, 2007, net losses attributable to partners was ($10.2) million and ($19.5) million, or ($0.18) per unit and ($0.35) per unit, respectively, as compared to net income of $0.3 million or $0.01 per unit for the three months ended June 30, 2006 and a net loss of ($3.4) million or ($0.07) per unit for the six months ended June 30, 2006. Revenue in our real estate segment increased to $61.1 million from $58.1 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Real estate segment expenses for the three months ended June 30, 2007 increased to $22.7 million, as compared with $21.3 million for the three months ended June 30, 2006. As a result, real estate net segment income increased 4% to $38.3 million from $36.9 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. See Real Estate Net Segment Income included hereinafter in this section for definitions of real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measure. Our newly acquired property and casualty insurance segment produced revenues of $30.3 million and net segment income of $3.7 million in the three months ended June 30, 2007.

Total portfolio occupancy averaged 82.6% and 82.5% for the three and six months ended June 30, 2007, and averaged 83.5% for the three and six months ended June 30, 2006. The following table summarizes our occupancy net activity for the three months ended June 30.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Homeowner activity:
Homeowner move ins	186	277	389	530
Homeowner move outs	(405)	(540)	(742)	(1,088)
Home sales	169	130	317	262
Repossession move outs	(213)	(358)	(397)	(661)
Net homeowner activity	(263)	(491)	(433)	(957)
Home renter activity:
Home renter move ins	660	945	1,368	1,872
Home renter lease with option to purchase move ins	457	403	998	792
Home renter move outs	(1,004)	(944)	(1,871)	(1,799)
Net home renter activity	113	404	495	865
Net activity	(150)	(87)	62	(92)
Acquisitions and other—homeowners	—	—	—	—
Acquisitions and other—home renters	—	—	—	—
Net activity, including acquisitions and other	(150)	(87)	62	(92)
The following reconciles the above activity to the period end occupied homesites
Net homeowner activity	(263)	(491)	(433)	(957)
Occupied homeowner sites, beginning of period	38,324	39,943	38,494	40,409
Occupied homeowner sites, end of period	38,061	39,452	38,061	39,452
Net home renter activity	113	404	495	865
Occupied home renter sites, beginning of period	9,046	7,929	8,664	7,468
Occupied home renter sites, end of period	9,159	8,333	9,159	8,333
Total occupied homesites, end of period	47,220	47,785	47,220	47,785
Total occupancy percentage (a)	82.4%	83.5%	82.4%	83.5%

On June 30, 2007, our total home inventory was 9,788 homes. In the second quarter of 2007, as compared with the same period of 2006, our sales of manufactured homes declined primarily due to increased leasing activity. We expect increased sales and leasing activity in the coming months due to our continued focus on affordable price points, marketing, training of our employees and the availability of chattel financing through our consumer finance program. In the three and six months ended June 30, 2007, we sold 169 and 317 manufactured homes, respectively, from our home inventory, compared with 130 and 262 for the same periods in 2006.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT AND OPERATING STRATEGIES

Community and General Business Management.   As of June 30, 2007, we were focused on community operations. Historically, we focused more extensively on community acquisition opportunities. As of July 31, 2007, the General Partner closed the sale of these businesses, and retained ownership of the recently acquired NLASCO, Inc. In conjunction with this sale, the General Partner transferred the rights to the “Affordable Residential Communities” name and has changed its name to Hilltop Holdings Inc.

Our principal business objectives have always been to achieve sustainable long-term growth in cash flow and to maximize returns to our investors. Generally we provide a clean, attractive and affordable place for our residents to live that is competitive with other forms of housing and provide real value and service to our residents. We have established district and regional management that has a sufficiently limited span of control to allow for strong focus on community operations. We have engaged in a detailed, bottom-up, budgeting process that focused on operating effectiveness at the community level against which we intend to regularly compare our results throughout the year. In our community operations, we are focused on rent levels, recovery of utility costs and control of expenses. In our marketing programs, we are focused on profitable programs in the sale and leasing of homes. We have implemented procedures to increase the pricing of our home and leasing transactions. Our primary tools remain (i) our rental home program, including our lease with option to purchase program, (ii) our for-sale inventory and (iii) our consumer finance program. Our other key operating objectives include the following:

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

Presence in Key Markets.   As of June 30, 2007, approximately 74% of our homesites are located in our 20 largest markets. We believe we have a leading market share in 15 of these markets, based on number of homesites. Increasing our presence and market share enables us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the continuing significant size and geographic diversity of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disasters in any one market in which we operate.

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

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC a financial strength rating of “A” (Excellent) and ASIC a rating of “A-” (Excellent) as of June 2007. An “A” rating is the third highest of 15 rating categories used by A.M. Best, and a “A-” rating is the fourth highest of 15 rating categories. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings. A.M. Best has announced that they have reviewed the terms of our acquisition of NLASCO and do not intend to take action with respect to NLIC or ASIC ratings at this time.

THE PROPERTIES

As of June 30, 2007, our portfolio consisted of 275 manufactured home communities comprising 57,272 homesites located in 23 states and 58 markets, primarily oriented toward all-age living. Our five largest markets are Dallas/Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.8% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas/Missouri, with 4.2% of our total homesites.

As of June 30, 2007, our communities had an occupancy rate of 82.4%, and the average monthly rental income per occupied homesite was $383. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of June 30, 2007:

				Rental
				Income
				Per Occupied
	Number of	Percentage		Homesite
	Total	of Total	Occupancy	Per Month (2)
Markets (1)	Homesites	Homesites	06/30/07	06/30/07
Dallas—Ft. Worth, TX	7,186	12.5%	79.9%	$420
Atlanta, GA	4,970	8.7%	86.1%	410
Salt Lake City, UT	3,802	6.6%	94.0%	397
Front Range of CO	3,290	5.8%	83.6%	486
Kansas City—Lawrence—Topeka, MO—KS	2,426	4.2%	85.2%	341
Jacksonville, FL	2,259	4.0%	91.9%	393
Wichita, KS	2,163	3.8%	58.8%	329
St. Louis, MO—IL	1,917	3.4%	75.7%	346
Oklahoma City, OK	1,891	3.3%	76.6%	341
Orlando, FL	1,858	3.2%	93.4%	417
Greensboro—Winston Salem, NC	1,396	2.4%	65.6%	314
Davenport—Moline—Rock Island, IA—IL	1,382	2.4%	84.9%	328
Elkhart—Goshen, IN	1,209	2.1%	86.4%	400
Charleston—North Charleston, SC	1,184	2.1%	77.4%	331
Raleigh—Durham—Chapel Hill, NC	1,093	1.9%	91.9%	419
Sioux City, IA—NE	994	1.7%	76.9%	368
Syracuse, NY	939	1.6%	58.1%	426
Des Moines, IA	859	1.5%	87.5%	381
Flint, MI	838	1.5%	66.7%	413
Pueblo, CO	752	1.3%	64.2%	354
Subtotal—Top 20 Markets	42,408	74.0%	81.5%	393
All Other Markets	14,864	26.0%	85.2%	354
Total / Weighted Average	57,272	100.0%	82.4%	$383

(1)          Markets are defined by our management.

(2)          Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

COMMUNITIES

Comparison of the Three and Six Months Ended June 30, 2007 to the Three and Six Months Ended June 30, 2006

The following table presents certain information relative to our real estate segment as of and for the three and six months ended June 30, 2007 and 2006 (in thousands, except home, community and income and revenue per unit information):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Average total homesites	57,269	57,242	57,267	57,227
Average total rental homes	9,759	9,324	9,737	9,295
Average occupied homesites—homeowners	38,171	39,666	38,270	39,912
Average occupied homesites—rental homes	9,107	8,128	8,949	7,854
Average total occupied homesites	47,278	47,794	47,219	47,766
Average occupancy—rental homes	93.3%	87.2%	91.9%	84.5%
Average occupancy—total	82.6%	83.5%	82.5%	83.5%
Real estate revenue
Homeowner rental income	$37,322	$36,995	$74,717	$73,860
Home renter rental income	16,732	14,764	32,801	28,588
Other	220	200	398	417
Rental income	54,274	51,959	107,916	102,865
Utility and other income	6,782	6,180	13,754	12,471
Total real estate revenue	61,056	58,139	121,670	115,336
Real estate expenses
Property operations expenses	17,873	16,256	35,461	32,678
Real estate taxes	4,843	5,024	9,680	10,160
Total real estate expenses	22,716	21,280	45,141	42,838
Real estate net segment income	$38,340	$36,859	$76,529	$72,498
Average monthly rental income per total occupied homesite(1)	$383	$362	$381	$359
Average monthly homeowner rental income per homeowner occupied homesite(2)	$326	$311	$325	$308
Average monthly home renter income per occupied rental home(3)	$612	$605	$611	$607
Total communities	275	275	275	275
Total homesites	57,272	57,240	57,272	57,240
Occupied homesites	47,220	47,785	47,220	47,785
Total rental homes owned	9,788	9,409	9,788	9,409
Occupied rental homes	9,159	8,333	9,159	8,333

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net segment income:
Real estate	$38,340	$36,859	$76,529	$72,498
Property and casualty insurance*	3,748	—	7,701	—
Retail home sales	(1,223)	(1,750)	(2,199)	(2,559)
Finance and other	92	(317)	171	(678)
	40,957	34,792	82,202	69,261
Other expenses:
Property management	1,971	1,586	3,818	3,178
General and administrative	5,597	4,991	10,982	9,412
Depreciation and amortization	21,745	21,775	43,611	43,386
Loss on sale of airplane	—	—	—	541
Interest expense	19,663	20,006	38,151	39,587
Total other expenses	48,976	48,358	96,562	96,104
Interest income	(643)	(448)	(1,137)	(871)
Loss from continuing operations before income tax	(7,376)	(13,118)	(13,223)	(25,972)
Income tax benefit (expense) from continuing operations	(256)	—	(943)	—
Loss from continuing operations	(7,632)	(13,118)	(14,166)	(25,972)
Income (loss) from discontinued operations	22	689	(106)	2,381
Gain on sale of discontinued operations	—	15,613	—	25,909
Net loss	(7,610)	3,184	(14,272)	2,318
Preferred stock dividend	(2,578)	(2,854)	(5,223)	(5,708)
Net loss attributable to common stockholders	$(10,188)	$330	$(19,495)	$(3,390)

*                    Property & casualty insurance is for the three and five months ended June 30, 2007.

Critical Accounting Policies and Estimates

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which require certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. A summary of HTH’s significant accounting policies has been provided in its Form 10-K for the year ended December 31, 2006. Summarized below are those accounting policies that require the most difficult, subjective or complex judgments and that have the most significant impact on NLASCO’s financial condition and results of operations. Management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

Discontinued Operations   We consider a community to be a discontinued operation when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are unusual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the communities identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the communities classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of communities in the period in which the properties are discontinued and recognize any resulting gains on the sales of communities when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS No. 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. We disclose, if applicable, in the notes to our financial statements the segment under which the long-lived asset is reported. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a community previously classified as held for sale, the community will be reclassified as held and used. A community that is reclassified shall be measured at the lower of its (a) carrying amount before the community was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the community been continuously classified as held and used, or (b)  fair value at the date of the subsequent decision not to sell.

Income Taxes   Effective January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more than likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Investment Securities.   Investment securities consist of US Government, mortgage-backed, corporate debt and equity securities. NLASCO classifies its fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity; and its equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which NLASCO has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of trading and available-for-sale securities are determined on a specific identification basis. NLASCO regularly reviews its investment securities to assess whether the amortized cost is impaired and if impairment is other than temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, NLASCO considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Revenue.   Revenue for the three months ended June 30, 2007 was $94.8 million, as compared to $61.5 million for the three months ended June 30, 2006, an increase of $33.3 million, or 54%. The most significant contributing factor to this revenue increase is the $30.3 million of property and casualty insurance revenues produced by NLASCO. Rental income increased by $2.3 million, primarily as a result of $1.9 million from higher home renter and other rental income and $1.8 million from increased rental rates, partially offset by $1.4 million from decreased homeowner occupancy. Revenue from the sale of manufactured homes decreased slightly as the Company sold a higher proportion of used homes in the second quarter of 2007, as compared to the same quarter last year. Utility and other income, in our community segment, increased by $0.6 million due to our increased focus on utility recovery.

Property Operations Expense.   For the three months ended June 30, 2007, total property operations expense was $17.9 million, as compared to $16.3 million for the three months ended June 30, 2006, an increase of $1.6 million, or 10%. The increase primarily is due to increases in: a) salaries and benefits of $0.8 million, or 16%; and b) repairs and maintenance of $0.9 million, or 41%, partially offset by decreases in other expenses of $0.1 million.

Real Estate Taxes Expense.   Real estate taxes expense for the three months ended June 30, 2007 was $4.8 million, a slight decrease of $0.2 million as compared to $5.0 million for the three months ended June 30, 2006.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and loss adjustment expense ratio is calculated by taking the ratio of incurred losses and loss adjustment expenses to net premiums earned. As NLASCO was acquired by HTH in January 2007, no loss and loss adjustment expenses were incurred by HTH in 2006. However, the loss and loss adjustment expense ratio for the three months ended June 30, 2007 of 70.4% is slightly higher than NLASCO’s loss and loss adjustment expense ratio of 68.9% incurred in 2006, primarily due to an increase in the frequency of rain claims in 2007.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $2.4 million for the three months ended June 30, 2007, as compared to $2.5 million for the three months ended June 30, 2006, a decrease of $0.1 million. The decrease primarily was due to a higher proportion of used homes sold in the second quarter of 2007, as compared to the same quarter last year. The Company experienced a net gain on the sale of manufactured homes of $0.5 million and $0.4 million, respectively, in the quarters ended June 30, 2007 and 2006.

Retail Home Sales, Finance and Other Operations Expense.   Total retail home sales, finance and other operations expense was $2.1 million for the three months ended June 30, 2007, as compared to $2.8 million for the three months ended June 30, 2006, a decrease of $0.7 million.

Property Management Expense.   Property management expense for the three months ended June 30, 2007 was $2.0 million, as compared to $1.6 million for the three months ended June 30, 2006, an increase of $0.4 million, or 24%. The increase primarily is due to an increase in salaries and benefits.

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2007 was $5.6 million, as compared to $5.0 million for the three months ended June 30, 2006, an increase of $0.6 million, or 12%. The increase primarily was due to a charge of $0.6 million for stock option expense.

Underwriting Expenses.   Consists of NLASCO’s underwriting expenses, which were not incurred by HTH in 2006 due to the acquisition of NLASCO in January 2007.

Depreciation and Amortization Expense.   Depreciation and amortization expense was $21.8 million, for the three months ended June 30, 2007 and June 30, 2006.

Interest Expense.   Interest expense for the three months ended June 30, 2007 was $19.7 million, as compared to $20.0 million for the three months ended June 30, 2006, a decrease of $0.3 million, or 2%. Excluding interest of $1.2 million from debt acquired in the NLASCO purchase, our interest expense decreased by $1.5 million. The decrease is due to a lower outstanding average debt balance of approximately $45 million, as well as lower effective weighted average interest rates on our variable rate debt due to our refinance in July 2006.

Income Taxes.   The Company had no aggregate income tax expense or benefit for the year ended December 31, 2006. For the three months ended June 30, 2007, we recognized deferred tax expense for the utilization of net operating losses as a result of income generated by NLASCO.

Discontinued Operations.   On December 15, 2005, the Company held an auction in which it offered 71 communities for sale. The Company ultimately entered into contracts to sell 38 of these communities. During 2006, the Company entered into contracts to sell three more communities. During the second quarter of 2006, the Company had closed nine of these transactions comprising $42.8 million of cash proceeds net of related debt, defeasance and other closing costs of $25.3 million. A gain of $15.6 million was recorded on the sales of these communities in the second quarter of 2006. No community sales were closed in the three months ended June 30, 2007.

Preferred Unit Distributions.   On April 26, 2007, the HTH board of directors declared a quarterly cash dividend of $0.5156 per unit for each of the 5,000,000 outstanding units of our Series A Preferred Stock, payable July 30, 2007, amounting to $2.6 million. For the quarter ended June 30, 2006, the dividend declared also was $0.5156 per unit, or $2.6 million.

Net Loss Attributable to Partners.   As a result of the foregoing, our net loss attributable to partners was $10.2 million for the three months ended June 30, 2007, as compared to net income of $0.3 million for the three months ended June 30, 2006, an increase of $10.5 million or 318%.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Revenue.   Revenue for the six months ended June 30, 2007 was $177.9 million, as compared to $121.7 million for the six months ended June 30, 2006, an increase of $56.2 million, or 46%. The most significant contributing factor to this revenue increase is the $49.8 million of property and casualty insurance revenues produced by NLASCO. Rental income increased by $5.1 million, primarily as a result of $4.2 million from higher home renter and other rental income and $4.0 million from increased rental rates, partially offset by $3.1 million from decreased homeowner occupancy. Revenue from the sale of manufactured homes decreased by $0.2 million as the Company sold a higher proportion of used home in the first six months of 2007, as compared to the same period last year. Utility and other income in our community segment increased by $1.3 million due to our increased focus on utility recovery.

Property Operations Expense.   For the six months ended June 30, 2007, total property operations expense was $35.5 million, as compared to $32.7 million for the six months ended June 30, 2006, an increase of $2.8 million, or 9%. The increase primarily is due to increases in: a) salaries and benefits of

$1.3 million, or 14%; b) repairs and maintenance of $1.5 million, or 37%; and c) utilities of $0.3 million, or 2%, partially offset by decreases in other expenses of $0.3 million.

Real Estate Taxes Expense.   Real estate taxes expense for the six months ended June 30, 2007 was $9.7 million, a decrease of $0.5 million as compared to $10.2 million for the six months ended June 30, 2006.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and loss adjustment expense ratio is calculated by taking the ratio of incurred losses and loss adjustment expenses to net premiums earned. As NLASCO was acquired by HTH in January 2007, no loss and loss adjustment expenses were incurred by HTH in 2006. However, the loss and loss adjustment expense ratio for the five months ended June 30, 2007 of 63.7% is relatively comparable to NLASCO’s loss and loss adjustment expense ratio of 68.9% incurred in 2006.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $4.5 million for the six months ended June 30, 2007, as compared to $4.9 million for the six months ended June 30, 2006, a decrease of $0.4 million. The decrease primarily was due to a higher proportion of used homes sold in the first six months of 2007, as compared to the same period last year. The Company experienced a net gain on the sale of manufactured homes of $1.0 million and $0.8 million, respectively, in both the six month periods ended June 30, 2007 and 2006.

Retail Home Sales, Finance and Other Operations Expense.   Total retail home sales, finance and other operations expense for the six months ended June 30, 2007 was $3.9 million, a decrease of $0.8 million as compared to $4.7 million for the six months ended June 30, 2006.

Property Management Expense.   Property management expense for the six months ended June 30, 2007 was $3.8 million, as compared to $3.2 million for the six months ended June 30, 2006, an increase of $0.6 million, or 20%. The increase primarily is due to an increase in salaries and benefits.

General and Administrative Expense.   General and administrative expense for the six months ended June 30, 2007 was $11.0 million, as compared to $9.4 million for the six months ended June 30, 2006, an increase of $1.6 million, or 17%. The increase was due to a charge of $0.6 million for stock option expense as well as an increase in salaries and benefits of $0.7 million, and other expenses of $0.3 million.

Underwriting Expenses.   Consists of NLASCO’s underwriting expenses, which were not incurred by HTH in 2006 due to the acquisition of NLASCO in January 2007.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the six months ended June 30, 2007 was $43.6 million, as compared to $43.4 million for the six months ended June 30, 2006, an increase of $0.2 million, or 0.5%. This increase primarily was caused by amortization of intangibles recorded from the NLASCO acquisition.

Loss on Sale of Airplane.   During the six months ended June 30, 2006, the Company sold one of its two aircraft for $1.2 million in cash, incurring a loss on the sale of approximately $0.5 million.

Interest Expense.   Interest expense for the six months ended June 30, 2007 was $38.2 million, as compared to $39.6 million for the six months ended June 30, 2006, a decrease of $1.4 million, or 4%. Excluding interest of $1.8 million from debt acquired in the NLASCO purchase, our interest expense decreased by $3.2 million. The decrease is due to a lower outstanding average debt balance of approximately $45 million, as well as lower effective weighted average interest rates on our variable rate debt due to our refinance in July 2006.

Income Taxes.   The Company had no aggregate income tax expense or benefit for the year ended December 31, 2006. For the six months ended June 30, 2007, we recognized deferred tax expense for the utilization of net operating losses as a result of income generated by NLASCO.

Discontinued Operations.   On December 15, 2005, the Company held an auction in which it offered 71 communities for sale. The Company ultimately entered into contracts to sell 38 of these communities. During 2006, the Company entered into contracts to sell three more communities. As of June 30, 2006 the Company had closed 36 of these transactions comprising $77.0 million of cash proceeds net of related debt, defeasance and other closing costs of $59.6 million. A gain of $25.9 million was recorded on the sales of these communities in the first six months of 2006. No community sales were closed in the six months ended June 30, 2007.

Preferred Unit Distributions.   On March 14, 2007, the HTH board of directors declared a quarterly cash dividend of $0.5156 per unit for each of the 5,000,000 outstanding units of our Series A Preferred Stock, payable April 30, 2007, amounting to $2.6 million. On April 26, 2007, the HTH board of directors declared a quarterly cash dividend of $0.5156 per unit for each of the 5,000,000 outstanding units of our Series A Preferred Stock, payable July 30, 2007, amounting to $2.6 million. For the six months ended June 30, 2006, the dividends declared were also $0.5156 per unit, or $5.2 million.

Net Loss Attributable to Partners.   As a result of the foregoing, our net loss attributable to partners was $19.5 million for the six months ended June 30, 2007, as compared to $3.4 million for the six months ended June 30, 2006, an increase of $16.1 million or 475%.

LIQUIDITY AND CAPITAL RESOURCES

Manufactured Home Community Business

At June 30, 2007, our manufactured home community business had approximately $23.2 million of cash and cash equivalents and $106.2 million available under the terms of the lease receivables line of credit. This reflects the use of $16.8 million to acquire NLASCO since December 31, 2006.

On July 31, 2007, the General Partner closed the sale of certain of its assets, including the operating assets used in the Company’s manufactured home communities business and its manufactured home retail sales and financing businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C. (“Farallon”), Helix Funds LLC (“Helix Funds”) and GEM Realty Capital, Inc. (“GEM”). The Company has received gross proceeds of approximately $890 million in cash, which represents the amount of the excess of $1.794 billion less the indebtedness assumed by American Residential Communities LLC. After giving effect to expenses, taxes, and continued outstanding preferred stock and senior subordinated notes, the Company’s net cash balance will be approximately $550 million. The company expects to use a portion of the proceeds for general working capital, liquidation of OP units, and to repay outstanding obligations. The Company will retain its ownership of the recently acquired NLASCO insurance operations, and it will seek to make opportunistic acquisitions with certain proceeds from the transaction. Farallon has agreed to offer positions to all of HTH’s employees currently engaged in the manufactured home community business on substantially the same terms as at present.

As of June 30, 2007, our short-term liquidity needs include funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), funds for capital expenditures for our existing communities, funds for purchases of manufactured homes and funds to service our debt.

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

NLASCO’s primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. NLASCO’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $166.5 million, or 94.2%, of NLASCO’s cash and investments at June 30, 2007. Although there is no intent to dispose of investments at this time, NLASCO’s bonds are substantially in readily marketable securities. Management believes the overall sources of liquidity are sufficient to satisfy NLASCO’s operating requirements.

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

CASH FLOWS

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Cash provided by operations was $40.3 million and $15.5 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash provided by operations for 2007 as compared to 2006 primarily was due to increased net segment income from our communities segment as well as net segment income from NLASCO for the five months ended June 30, 2007.

Cash used in investing activities was $84.9 million in the six months ended June 30, 2007, compared with cash provided by investing activities of $118.1 million in the same period in 2006. The decrease in cash from investing activities primarily was due to our investment in NLASCO in the five months ended June 30, 2007 as compared with proceeds from community sales in the second quarter of 2006.

Cash provided by financing activities was $90.2 million in the six months ended June 30, 2007, compared with cash used in financing activities of $129.3 million in the same period in 2006. The increase in cash from financing activities primarily was due to proceeds received from our common stock rights offering and stock issuances in connection with the NLASCO acquisition. In the first six months of 2006 we used cash to pay down debt.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three and six months ended June 30, 2007 and 2006. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At June 30, 2007, we had approximately $1,100.4 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands).

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable	Total	Fixed	Variable	Total
2007	$4,927	$5,752	$10,679	$31,124	$6,334	$37,458	$36,051	$12,086	$48,137
2008	52,696	21,291	73,987	59,994	11,078	71,072	112,690	32,369	145,059
2009	101,177	60,000	161,177	54,211	8,727	62,938	155,388	68,727	224,115
2010	12,999	—	12,999	52,092	6,564	58,656	65,091	6,564	71,655
2011	14,833	—	14,833	51,018	6,564	57,582	65,851	6,564	72,415
Thereafter	749,328	73,280	822,608	204,806	148,694	353,500	954,134	221,974	1,176,108
Commitments	935,960	160,323	1,096,283	453,245	187,961	641,206	1,389,205	348,284	1,737,489
Unamortized premium	4,158	—	4,158	—	—	—	4,158	—	4,158
	$940,118	$160,323	$1,100,441	$453,245	$187,961	$641,206	$1,393,363	$348,284	$1,741,647

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

As of June 30, 2007, our total debt outstanding was approximately $1,100.4 million, comprised of approximately $940.1 million of indebtedness subject to fixed interest rates and approximately $160.3 million, or 15% of our total consolidated debt, subject to variable interest rates.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $200,000 annually.

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

The fair value of debt outstanding as of June 30, 2007 was approximately $1,120.6 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2007 (dollars in thousands).

	Amount of Debt	Percentage of Total Debt	Weighted Average Interest Rate	Maturity Date
Fixed Rate Debt
Senior fixed rate mortgage due 2009	$83,972	7.6%	5.05%	2009
Senior fixed rate mortgage due 2012	275,896	25.1%	7.35%	2012
Senior fixed rate mortgage due 2014	187,948	17.1%	5.53%	2014
Senior fixed rate mortgage due 2016	170,000	15.4%	6.24%	2016
Various individual fixed rate mortgages due 2007 through 2031	124,579	11.3%	7.13%	2007-2031
Senior exchangeable notes due 2025	96,600	8.8%	7.50%	2025
Other loans	1,123	0.1%	6.97%	2012
	940,118	85.4%	6.57%
Variable Rate Debt
Senior variable rate mortgage due 2009	60,000	5.5%	6.12%	2009
Trust preferred securities due 2035	25,780	2.3%	8.61%	2035
Consumer finance facility due 2008	11,291	1.0%	8.32%	2008
Lease receivable facility due 2008	10,000	0.9%	9.45%	2008
Floorplan lines of credit due 2007	1,734	0.2%	9.00%	2007
Insurance company line of credit due 2007	4,018	0.4%	7.75%	2007
NLIC surplus notes payable due 2033	20,000	1.8%	9.43%	2033
ASIC surplus notes payable due 2034	7,500	0.7%	9.41%	2034
Insurance company note payable due 2035	20,000	1.8%	8.76%	2035
	160,323	14.6%	7.85%
	$1,100,441	100.0%	6.75%

ITEM 4.                CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting with the exception of certain controls related to NLASCO, the Company’s property and casualty insurance operation acquired on January 31, 2007. NLASCO was a privately held company previously not subject to the requirements of the Exchange Act.

PART II. OTHER INFORMATION

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Consent Solicitation Statement dated June 18, 2007 was mailed to the limited partners of record to request consent to amend the First Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of Affordable Residential Communities LP (the “Partnership”). The consent was sought in order to amend the Partnership Agreement to:

•       change the redemption threshold to provide Affordable Residential Communities Inc., the general partner of the Partnership (the “General Partner” or “ARC”), now known as Hilltop Holdings Inc. (“HTH”), with the ability to redeem outstanding interests of any limited partner of the Partnership (each a “Limited Partner”, and collectively, the “Limited Partners”) in the Partnership pursuant to Section 8.7 of the Partnership Agreement; and

•       prevent certain events from causing the Partnership to dissolve pursuant to Section 13.1 of the Partnership Agreement.

A majority consent was received from the limited partners to amend the Partnership Agreement per the above.

ITEM 6.                EXHIBITS

(a)   Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE RESIDENTIAL COMMUNITIES LP
Date: August 14, 2007
	By:	/s/ DARREN PARMENTER
Darren Parmenter
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Affordable Residential Communities LP, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer of Affordable Residential Communities LP, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Previously filed