Form 10-K
period 2007-12-31
Affordable Residential Communities LP
filed 2008-03-26
CIK 1340818

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51979

Affordable Residential Communities LP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-1479327 (IRS Employer Identification No.)
200 Crescent Court, Suite 1330 Dallas, Texas (Address of principal executive offices)	75201 (zip code)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         There is currently no public market for the registrant's common partnership units. The registrant's common partnership units are redeemable for cash or, at the option of Hilltop Holdings Inc., the general partner of the registrant, into a like number of shares of common stock of Hilltop Holdings Inc. The aggregate market value of the common partnership units of the registrant held by non-affiliates of the registrant, computed by reference to the price at which Hilltop Holdings Inc. common stock was last sold on the New York Stock Exchange on June 29, 2007, was approximately $17.7 million. For purposes of this computation, Hilltop Holdings Inc. and its officers, directors and 10% shareholders were deemed to be affiliates of the registrant. This determination should not be construed as an admission that such officers, directors and 10% shareholders are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report on Form 10-K of Hilltop Holdings Inc. filed with the Securities and Exchange Commission on March 17, 2008, are incorporated herein by reference into Part III.

  Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to the "Partnership", "Operating Partnership," the "OP," "we," "us," "our" or "ours" or similar words are to Affordable Residential Communities LP and its direct and indirect wholly-owned subsidiaries.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that we expect or anticipate will or may occur in the future, that are preceded by, followed by or include the words "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our liquidity and sources of funding, our capital expenditures, our products, market trends, operations and business, are forward-looking statements. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs or further changes, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

  •
  changes in the acquisition market;

  •
  our ability to find and complete strategic acquisitions with suitable merger or acquisition candidates or find other suitable ways in which to invest our capital;

  •
  the adverse impact of external factors, such as changes in interest rates, inflation and consumer confidence;

  •
  our corporate debt ratings;

  •
  the condition of capital markets;

  •
  actual outcome of the resolution of any conflict;

  •
  our ability to use net operating loss carryforwards to reduce future tax payments;

  •
  the impact of the tax code and rules on our financial statements;

  •
  failure of NLASCO, Inc.'s insurance subsidiaries to maintain their respective A.M. Best ratings;

  •
  failure to maintain NLASCO, Inc.'s current agents;

  •
  lack of demand for insurance products;

  •
  cost or availability of adequate reinsurance;

  •
  changes in key management;

  •
  severe catastrophic events in our geographic area;

  •
  failure of NLASCO, Inc.'s reinsurers to pay obligations under reinsurance contracts;

  •
  failure of NLASCO, Inc. to maintain sufficient reserves for losses on insurance policies;

  •
  failure of NLASCO, Inc. to maintain appropriate insurance licenses; and

  •
  failure to realize the benefits from the sale of substantially all of our manufactured home business in July 2007.

        For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Risk Factors" in this report. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. We undertake no obligation to update or revise any forward-looking statements in this report.

MARKET AND INDUSTRY DATA AND FORECASTS

        Market and industry data and other statistical information and forecasts used throughout this Annual Report on Form 10-K are based on independent industry publications, government publications and reports by market research firms or other published independent sources. We have not sought or obtained the approval or endorsement of the use of this third-party information. Some data also is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

PART I

ITEM 1.    BUSINESS

GENERAL

        Prior to July 31, 2007, Affordable Residential Communities LP was a limited partnership engaged in the acquisition, renovation, repositioning and operation of all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses, all exclusively to residents in our communities. We were organized in July 1998 and operate primarily through our subsidiaries. Our general partner is Hilltop Holdings Inc., or HTH, previously Affordable Residential Communities Inc.

        HTH's common stock is traded on the New York Stock Exchange under the symbol "HTH". HTH's Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol "HTHPRA". HTH has no public trading history prior to February 12, 2004.

        On January 31, 2007, we acquired NLASCO, Inc, or NLASCO, a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC.

        On July 31, 2007, we sold our manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC, or the Farallon Transaction, as discussed in Note 14 of the accompanying consolidated financial statements, and retained ownership of the recently acquired NLASCO. In conjunction with this sale, we moved our headquarters to Dallas, Texas. Our insurance operations are headquartered in Waco, Texas.

RECENT EVENTS

Public Reporting Obligations Suspended

        On March 17, 2008, the Partnership filed a Form 15 with the Securities and Exchange Commission suspending its obligation to file reports with the Securities and Exchange Commission. Accordingly, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, the Partnership will no longer file annual, quarterly or current reports or other information with the Securities and Exchange Commission, unless at a later date it shall be required to do so. HTH, however, will continue to file reports and other information with the Securities and Exchange Commission.

Redemption of Preferred Partnership Units

        In January 2007, all 705,688 units of our Series "C" Preferred Partnership Units, or PPUs, were redeemed according to their terms for 1,628,410 shares of HTH common stock.

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

        In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, HTH conducted a rights offering to the HTH stockholders. In the rights offering, all holders of HTH common stock as of the record date of December 19, 2006 received one non-transferable right to purchase 0.242 shares of HTH common stock for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and HTH issued approximately 7.8 million shares of common stock to existing shareholders at the completion of the rights offering. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of the HTH's directors and the beneficial owner of approximately 16.7% of HTH's common stock as of the record date for the rights offering, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

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

        NLASCO also leases office space for it and its affiliates in Waco, Texas from affiliates of Mr. Robinson. There are 3 separate leases. The first lease is a month to month lease for office space at a rate of $900 per month. The second lease is a month to month lease at a monthly rental rate of $3,500 per month. The third lease requires payments of $40,408 per month and expires on December 31, 2009, but does have renewal options at the discretion of the lessee.

We closed the sale of our manufactured home communities business

        On July 31, 2007, the Partnership sold substantially all of its assets, including the operating assets used in the Partnership's manufactured home communities business and its manufactured home retail sales and financing businesses in the Farallon Transaction to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC and GEM Realty Capital, Inc. The Partnership received gross proceeds of $889.3 million in cash, which represents the amount of the excess of the purchase price of $1.794 billion less the indebtedness assumed by American Residential Communities LLC. After giving effect to expenses, taxes, and continued outstanding preferred partnership units and senior subordinated notes, the Partnership's net cash balance was approximately $550 million. The Partnership used a portion of the proceeds for general working capital, liquidation of OP units, and to repay outstanding obligations. The Partnership retained its ownership of NLASCO insurance operations, and it will seek to make opportunistic acquisitions with certain proceeds from the transaction.

        In conjunction with this sale, HTH transferred the rights to the "Affordable Residential Communities" name and has changed its name to Hilltop Holdings Inc. In connection with the name change, HTH's New York Stock Exchange trading symbols changed to "HTH" for its common stock and "HTHPRA" for its preferred stock, effective as of August 1, 2007. At the date of the closing of the sale, James F. Kimsey, President, COO and Director and Scott Gesell, Executive Vice President and Secretary resigned their positions with Hilltop.

Lawrence E. Kreider's resignation from HTH

        On June 20, 2007, HTH announced the resignation of Lawrence E. Kreider as Executive Vice President, Chief Financial Officer and Chief Information Officer.

GENERAL INFORMATION

        Our main office is located at 200 Crescent Court, Suite 1330, Dallas, Texas 75201 and our telephone number is (214) 855-2177. Our internet address is www.hilltop-holdings.com. On our website, we post the following Investor Information filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: ours and HTH's annual report on Form 10-K; ours and HTH's quarterly reports on Form 10-Q; ours and HTH's current reports on Form 8-K; HTH's proxy statement related to HTH's annual stockholders' meeting; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our website are available free of charge. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. We will provide, at no cost, a copy of our Codes of Conduct and Ethics, and Corporate Governance Guidelines upon request by phone or in writing at the above phone number or address, attention: Investor Relations. Any materials that the Partnership files with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

STRUCTURE OF PARTNERSHIP

General Management

        Hilltop Holdings Inc., or HTH, is our sole general partner. Pursuant to our partnership agreement, as the sole general partner, HTH has, subject to certain protective rights of limited partners as described below, full, exclusive and complete responsibility and discretion in the management and control of the Partnership, including the ability to cause the Partnership to enter into certain major transactions, including the merger of the Partnership or a sale of substantially all of the assets of the Partnership. The limited partners expressly acknowledged that HTH, as general partner, is acting for the benefit of the Partnership and the limited partners. The Partnership is under no obligation to give priority to the separate interests of the limited partners in deciding whether to cause the Partnership to take or decline any actions.

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

MANUFACTURED HOME COMMUNITY OPERATIONS

        Historically, we focused more extensively on manufactured home community acquisition opportunities. On July 31, 2007, we closed the sale of substantially all of our assets, including the operating assets used in the manufactured home communities business and our manufactured home retail sales and financing businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC, and GEM Realty Capital, Inc. We received gross proceeds of $889.3 million in cash, which represents the amount of the excess of the purchase price of $1.794 billion less the indebtedness assumed by American Residential Communities LLC. After giving effect to expenses, taxes, and continued outstanding preferred partnership units and senior notes, our net cash balance was approximately $550 million. We used a portion of the proceeds for general working capital, liquidation of OP units, and to repay outstanding obligations. We retained our ownership of NLASCO insurance operations and will seek to make opportunistic acquisitions with certain proceeds from the transaction.

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

The Insurance Industry

        The property and casualty insurance industry provides protection from pre-specified loss events, such as damage to property or liability claims by third parties. Property and casualty insurance can be broadly classified into two lines; personal lines, in which insurance is provided to individuals, and commercial lines, in which insurance is provided to business enterprises. In the U.S., personal and commercial insurance products are written in admitted and non-admitted markets, also known as the excess and surplus lines market. NLASCO provides insurance products in the personal line and the commercial line markets.

        In the admitted market, insurers are authorized by state insurance departments to do business, insurance rates and forms are generally highly regulated and coverage tends to be standardized. Within the admitted market, NLASCO focuses on underserved segments that do not fit into the standard underwriting criteria of national insurance companies due to several factors, such as type of business, location and the amount of premium per policy. This portion of the market tends to have limited competition. Therefore, NLASCO believes it has greater flexibility in pricing and product design relative to most admitted market risks.

        The non-admitted market focuses on harder-to-place risks that admitted insurers typically do not write. In this market, risks are underwritten with more flexible policy forms and rates, resulting in more restrictive and expensive coverage. NLASCO writes in this market for its dwelling fire, homeowner, and mobile home business in Louisiana.

        The property and casualty insurance industry, historically, has been subject to cyclical fluctuations in pricing and availability of insurance coverage. "Soft" markets are often characterized by excess underwriting capital and involve intense price competition, expanded policy terms and conditions, erosion of underwriting discipline and poor operating performance. These market conditions usually lead to a period of diminished underwriting capacity after insurance companies exit unprofitable lines and exhibit greater underwriting discipline, increase premium rates and implement more restrictive policy terms and conditions. This latter market condition is called a "hard" market. The insurance market may not always be hard or soft; rather, it could be hard for one line of business and soft for another. The market at the start of 2008 is likely to be characterized as soft for property risks in NLASCO's operating area; however, in coastal areas, due to the hurricane activity in recent years, those markets are considered hard.

Personal and Commercial Product Lines

        The NLASCO companies specialize in writing fire and homeowners insurance coverage for low value dwellings and manufactured homes. The vast majority of NLASCO's property coverage is written on policies that provide actual cash value payments, as opposed to replacement cost. Under actual cash value policies, the insured is entitled to receive only the cost of replacing or repairing damaged or destroyed property with comparable new property, less depreciation. Additionally, most of NLASCO's property policies exclude coverage for water and mold damage.

        NLASCO's business is conducted with two product lines, its personal lines and its commercial lines. The personal lines include homeowners, dwelling fire, manufactured home, flood and vacant policies. The commercial lines include commercial, builders risk, builders risk renovation, sports liability and inland marine policies. Set forth below is certain financial data broken down by line of business (in millions):

	For The Year Ended December 31,
	2007	2006	2005
Gross Premiums Written
Personal lines	$131.1	$134.8	$141.2
Commerical lines	6.1	5.9	5.3

Total	$137.2	$140.7	$146.5

Net Operating income
Personal lines	$14.4	$18.9	$25.6
Commerical lines	1.3	1.7	1.0

Total	$15.7	$20.6	$26.6

Total Assets
Personal lines	$253.2	$234.9	$243.7
Commerical lines	23.3	21.6	9.3

Total	$276.5	$256.5	$253.0

Geographic Markets

        The following table sets forth NLASCO's total gross written premiums by state for the periods shown (in millions):

	For The Year Ended December 31,
	2007	2006	2005
Gross Written Premiums
Texas—Flood	$4.1	$3.7	$3.2
Texas—North	24.1	24.8	26.2
Texas—South	34.6	34.5	35.6
Texas—Central	9.1	8.6	8.9
Texas—West	11.1	10.9	10.6
Texas—Panhandle	7.4	7.3	7.1
Texas—East	11.9	11.3	11.2

Texas—Total	102.3	101.1	102.8
Arizona	12.8	14.1	15.3
Tennessee	8.7	9.6	10.8
Oklahoma	5.5	5.8	5.6
Louisiana	2.8	3.0	2.3
Missouri	1.5	1.6	1.1
Nevada	1.4	1.5	1.7
Mississippi	0.1	1.9	4.4
All other states	2.1	2.1	2.5

TOTAL	$137.2	$140.7	$146.5

        NLASCO underwrites insurance coverage primarily in Texas as well as other states in the south and southwest regions. In 2005, NLASCO withdrew from the Mississippi market to mitigate its catastrophe exposure in that geographic area.

Distribution

        NLASCO distributes its insurance products through a broad network of independent agents in 23 states and a select number of managing general agents, referred to as MGAs. NLASCO has a preference for doing business with agents that desire a long-term relationship that will result in mutual profitability and value for both parties. NLASCO believes that "relationship" agents are more oriented to the long-term and desire a meaningful relationship with their customers and the insurers they represent. NLASCO's top ten agents accounted for only 12.1% and 10.8% of direct premiums written in 2007 and 2006, respectively, and as of December 31, 2007, the average tenure of the top 25 agencies was over 12 years.

Underwriting and Pricing

        NLASCO applies its regional expertise, underwriting discipline and a risk-adjusted, return-on-equity based approach to capital allocation to offer primarily short-tail insurance products in its target markets. NLASCO's underwriting process involves securing an adequate level of underwriting information from its independent agents, identifying and evaluating risk exposures and then pricing the risks it chooses to accept.

        NLASCO employs a disciplined underwriting approach that incorporates the continuously refined stratification of its target markets to permit it to tailor its policies to individual risks and adopt pricing structures that will be supported in the applicable market. NLASCO utilizes underwriting principles and processes that reflect the knowledge and experience it has acquired during its 40-year history of underwriting risks. NLASCO has started to use advanced modeling software on an individual risk basis that will allow it to underwrite risks at the time of quotation in high risk areas, such as the seacoast. NLASCO believes that this comprehensive process capitalizes on its knowledge and expertise and results in better underwriting decisions.

        Pricing levels are established by NLASCO's senior management with the assistance of a consulting actuary. Pricing balances NLASCO's return requirements along with the legal/regulatory environment in each particular geographic region. Management reviews pricing on a quarterly basis to monitor any emerging issues, such as the mold crisis that hit Texas in 2003. NLASCO's statistical database allows this analysis to be performed on a specific coverage or geographic territory.

Catastrophe Exposure

        NLASCO maintains a comprehensive risk management strategy, which includes actively monitoring its catastrophe prone territories by zip code to ensure a diversified book of risks. NLASCO's catastrophe exposure primarily results from property policies in Cameron, Harris, Jefferson and Nueces Counties in Texas, which include the densely populated Houston metropolitan area and the cities extending from the northern tip to the southern point on the Texas Gulf Coast. All of this territory is exposed to potential wind storm activity from the Gulf of Mexico. NLASCO is also exposed to hail and other catastrophic events in the Texas panhandle and the plains states. The coastal area represents 13.5% of Texas state-wide premiums; however, only 7% of these coastal policies include full wind coverage. The panhandle represents 7% of Texas state-wide premiums. Over the years, NLASCO has adjusted its business based on its perceived risk of catastrophe losses. For example, in 2005, ASIC withdrew from the Mississippi market to mitigate its catastrophe exposure in that area, and in 2006, it stopped writing new policies that cover wind damage along the seacoast of Louisiana.

Terrorism Risk Insurance Act of 2002, Terrorism Risk Insurance Extension Act of 2005 and Terrorism Risk Insurance Program Reauthorization Act of 2007

        On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was enacted into Federal law and established the Terrorism Risk Insurance Program, or the Program. This is a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war. The Program was scheduled to terminate on December 31, 2005. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act, or the Reauthorization Act, was enacted into Federal law, reauthorizing the Program through December 31, 2014 and implementing several changes to the Program. In order for a loss to be covered under the Program, as presently constituted, aggregate industry losses of $100 million must be satisfied. Further, the losses must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, Secretary of State and Attorney General. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance and reinsurance. The 2005 Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers), surety, burglary and theft and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Program. The Program generally requires that all commercial property and casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal government for a percentage of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage was fixed by the Reauthorization Act at 85%. The deductible is calculated by applying the deductible percentage to the insurer's direct earned premiums for covered lines. The deductible under the Program is fixed at 20%. NLASCO's deductible under the Program was $1.2 million for 2007 and is estimated to be $1.3 million in 2008. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a Program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses that exceed the $100 billion cap. When insured losses under the Program exceed the $100 billion cap, the insured losses are subject to pro-rata sharing based upon regulations promulgated by the U.S. Treasury. Additionally, under the Reauthorization Act, the timing of mandatory recoupment of the Federal reimbursement through policyholder surcharges was accelerated. NLASCO had no terrorism-related losses in 2007.

Reinsurance

        NLASCO purchases reinsurance to reduce its exposure to liability on individual risks and claims and to protect against catastrophe losses. NLASCO's management believes that less volatile, yet reasonable, returns are in the long-term interest of NLASCO, and as a result maintains a conservative reinsurance program. NLASCO generated direct premiums written totaling $134 million, net of flood policies, in 2007 and paid approximately $11 million in catastrophe reinsurance premiums prior to any reinstatement premiums.

        Reinsurance involves an insurance company transferring, or ceding, a portion of its risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. The ceding of risk to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. Accordingly, the primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement and, as a result, the primary insurer is exposed to the risk of non-payment by its reinsurers.

        We believe that NLASCO's financial stability is substantially protected from catastrophic events through several excess of loss reinsurance contracts that combine to provide a mix of coverage against various types and combinations of catastrophe losses. As noted in the section titled "Risk Factors," NLASCO is exposed to catastrophic losses that could exceed the limits of reinsurance and negatively impact its financial position and results of operations. NLASCO purchases reinsurance of a modeled exposure for a one-in 500 year event.

        In formulating its reinsurance programs, NLASCO believes that it is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize exposure to the insolvency of reinsurers, NLASCO evaluates the acceptability, and continuously monitors the financial condition, of each reinsurer. NLASCO enters into reinsurance agreements only with reinsurers that have an A.M. Best financial strength rating of "A- (Excellent)" (fourth highest of 15 categories) or better, or at least an "A" rating by Standard & Poors. If a reinsurer rating subsequently drops below "A- (Excellent)," NLASCO can cancel or replace the reinsurer. As of December 31, 2007, 100% of NLASCO's paid loss recoverables were from reinsurers rated "A- (Excellent)" or better by A.M. Best. To further minimize exposure to reinsurer insolvency, NLASCO spreads reinsurance treaties among many reinsurers. NLASCO reviews retention levels each year to maintain a balance between the growth in surplus and the cost of reinsurance. NLASCO's losses from unrecoverable reinsurance in 2007 were nominal.

        NLASCO's ten largest net receivable balances from reinsurers as of and for the year ended December 31, 2007 were as follows (in millions):

	Year Ended December 31, 2007
	A.M. Best Financial Strength Rating	Ceded Premiums	Balances Due from Reinsurance Companies	Prepaid Reinsurance Premiums	Net Receivable Balance(1)
Federal Emergency Management Agency	N/A	$4.9	$0.5	$2.6	$3.1
Swiss Re Underwriters	A+	—	0.5	—	0.5
Lloyds LIB 4472	A	0.1	0.3	—	0.3
Platinum Underwriters Reinsurance Inc.	A	1.9	0.2	—	0.2
R&V Versicherung	A	0.8	0.2	—	0.2
Lloyds AML 2001	A	0.9	0.1	—	0.1
Arch Reinsurance Company	A	0.9	0.1	—	0.1
Endurance Specialty Insurance	A	1.4	0.1	—	0.1
Lloyds GSC 958	A	0.5	0.1	—	0.1
Lloyds MMX 2010	A	0.6	0.1	—	0.1

(1)
The net receivable balance includes balances due from reinsurance companies, contingent commissions, prepaid reinsurance premiums and ceded contingent commissions, less balances due to reinsurance companies.

        As of December 31, 2007, NLIC had reinsurance for up to $194 million of losses per event in excess of a $6 million retention by NLIC. This reinsurance is comprised of six layers of protection: $8 million in losses in excess of a $6 million retention by NLIC; $11 million in excess of a $14 million loss; $25 million in excess of a $25 million loss; $50 million in excess of a $50 million loss; $80 million in excess of $100 million loss; and $20 million in excess of $180 million loss. NLIC retains no participation in any of the layers, other than the first $6 million retention. The projected premiums on these treaties are $13.4 million in 2008.

        As of December 31, 2007, ASIC had reinsurance for up to $199 million of losses per event in excess of a $1 million retention by ASIC. This reinsurance is comprised of seven layers of protection: $3 million in excess of a $1 million retention; $10 million in excess of a $4 million loss; $11 million in excess of a $14 million loss; $25 million in excess of a $25 million loss; $50 million in excess of a $50 million loss; $80 million in excess of $100 million loss; and $20 million in excess of $180 million loss. The projected premiums on these treaties are $1.1 million in 2008.

        In addition to the catastrophe reinsurance noted above, both NLIC and ASIC participate in an excess of loss program with General Reinsurance Corporation. The General Reinsurance Corporation program is limited to each risk with respect to property and liability in the amount of $800,000 and $850,000 for NLIC and ASIC, respectively. NLIC retains $200,000 and ASIC retains $150,000 in this program.

        The only rate increase for 2007 was in Missouri on NLASCO's low value dwelling and homeowner programs. The size of rate increases varies by geographic region based upon actuarially justified costs and wind-related exposures. Rates in Missouri were filed and approved with the department of insurance in Missouri. In Texas, NLASCO still qualifies for a rate increase, which is subject to Article 5.13-2C small company exemption from rate filing and approval requirements. NLASCO did not use this exemption to increase rates in 2007.

Liabilities for Unpaid Losses and Loss Adjustment Expenses

        NLASCO's liabilities for losses and loss adjustment expenses include liabilities for reported losses, liabilities for incurred but not reported, or IBNR, losses and liabilities for loss adjustment expenses, or LAE, less a reduction for reinsurance recoverables related to those liabilities. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim. The amounts of liabilities for IBNR losses and LAE are estimated on the basis of historical trends, adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. Based upon the contractual terms of the reinsurance agreements, reinsurance recoverables offset, in part, NLASCO's gross liabilities.

        Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. NLASCO's liabilities for unpaid losses represent the best estimate at a given point in time of what it expects to pay claimants, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it often becomes necessary to refine and adjust the estimates of liability.

        The table below presents one-year development information on changes in the liability for losses and LAE and a reconciliation of liabilities on a direct premiums written and net premiums written basis for the eleven months ended December 31, 2007 (in thousands):

Balance February 1, 2007*	$18,664
Less reinsurance recoverables	(1,509)

Net balance at February 1, 2007	17,155
Incurred related to:
Current Year	52,074
Prior Year	—

Total incurred	52,074
Payments related to:
Current Year	(46,230)
Prior Year	(7,600)

Total payments	(53,830)
Net balance at December 31, 2007	15,399
Plus reinsurance recoverables	2,692

Balance at December 31, 2007	$18,091

*
Includes purchase price adjustment of $2.9 million.

        NLASCO's claims reserving practices are designed to set liabilities for losses and LAE that in the aggregate are adequate to pay all claims at their ultimate loss cost, net of anticipated salvage and subrogation. Thus, NLASCO's estimates are not discounted for inflation or other factors.

Loss development

        NLASCO estimates the aggregate amount of losses and LAE ultimately required to settle all claims for a given period. The following tables present the development of estimated liability for losses and LAE, net of reinsurance, for the years 1998 through 2007 of NLIC and ASIC. These tables present accident or policy year development data. The first line of the table shows, for the years indicated, net liability, including IBNR, as originally estimated. For example, as of December 31, 1998, NLIC estimated that $12.8 million would be a sufficient net liability to settle all claims retained by it not already settled that had occurred prior to December 31, 1998, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as indicated in that section of the table, the original net liability of $12.8 million was re-estimated to be $12.5 million at December 31, 2005. The decrease from the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated; (2) the net liability being increased or decreased for claims remaining open as more information becomes known about those individual claims; and (3) more or fewer claims being reported after December 31, 1998 than had occurred prior to that date. The bottom section of the table shows, by year, the cumulative amounts of net losses and LAE paid as of the end of each succeeding year. For example, with respect to the liability for net losses and LAE of $12.8 million as of December 31, 1998, by the end of 2005 (seven years later), $12.5 million had actually been paid in settlement of the claims.

        The "net cumulative redundancy (deficiency)" represents, as of December 31, 2007, the difference between the latest re-estimated net liability and the net liability as originally estimated for losses and LAE retained by us. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the original estimate was lower than the current estimate. For example, as of December 31, 2007 and based upon updated information, NLIC re-estimated that the net liability which was established as of December 31, 1998 was $372,000 redundant.

        The following tables are presented using statutory accounting practices for the insurance industry.

National Lloyds Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Original Reserve*	12,832	13,600	12,926	12,231	18,141	35,061	33,951	41,282	47,684	44,093
1 year later	12,471	13,685	13,381	12,077	17,852	32,887	28,106	36,332	43,774
2 years later	12,478	13,655	13,208	12,871	17,281	32,559	27,593	40,591
3 years later	12,557	13,669	13,840	12,822	17,357	31,614	25,932
4 years later	12,550	13,667	14,021	12,671	17,340	31,030
5 years later	12,460	13,654	14,016	12,669	17,312
6 years later	12,462	13,637	13,240	12,695
7 years later	12,460	13,632	13,244
8 years later	12,460	13,628
9 years later	12,460
Net cumulative redundancy (deficiency)	372	(28)	(318)	(464)	829	4,031	8,019	691	3,910
Cumulative amount of net liability paid as of:
1 year later	12,358	13,519	12,894	11,333	16,836	30,867	24,747	32,871	42,301
2 years later	12,434	13,626	13,049	12,310	17,160	30,818	25,149	34,625
3 years later	12,516	13,649	13,194	12,612	17,209	30,875	25,388
4 years later	12,550	13,648	13,211	12,647	17,231	30,989
5 years later	12,460	13,647	13,192	12,650	17,287
6 years later	12,460	13,634	13,207	12,676
7 years later	12,460	13,632	13,226
8 years later	12,460	13,628
9 years later	12,460

*
Including amounts paid in respective year

American Summit Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Original Reserve*	4,874	1,200	—	6,621	11,873	6,235	8,297	11,041	13,003	9,733
1 year later	5,375	1,202	(894)	6,928	11,983	5,322	7,388	9,932	13,019
2 years later	5,374	1,429	(719)	6,742	11,963	5,512	6,999	9,866
3 years later	5,479	1,581	(671)	6,813	11,554	5,563	6,871
4 years later	5,441	1,556	(723)	7,106	11,749	5,401
5 years later	5,442	1,528	(689)	6,732	11,775
6 years later	5,425	1,536	(726)	6,737
7 years later	5,429	1,551	(726)
8 years later	5,427	1,551
9 years later	5,429
Net cumulative redundancy (deficiency)	(555)	(351)	726	(116)	98	834	1,426	1,175	(16)
Cumulative amount of net liability paid as of:
1 year later	5,375	1,048	(1,149)	6,000	10,909	4,987	6,566	9,341	12,429
2 years later	5,305	1,170	(914)	6,281	11,284	5,612	6,610	9,578
3 years later	5,389	1,480	(748)	6,450	11,647	5,756	6,682
4 years later	5,429	1,524	(739)	6,760	11,727	5,393
5 years later	5,428	1,518	(711)	6,727	11,747
6 years later	5,425	1,526	(748)	6,730
7 years later	5,429	1,551	(748)
8 years later	5,427	1,551
9 years later	5,429

*
Including amounts paid in respective year.

        Because NLASCO did not own ASIC prior to January 1, 2001, the information in the table above prior to that date with respect to ASIC was developed by a different management group. Since NLASCO's acquisition of ASIC in 2001, NLASCO has modified the development of estimated liability for losses and LAE for ASIC, and the numbers for the years prior to 2001 may not be comparable to 2001 and subsequent years.

        Current loss reserve development for NLASCO has been positive. In the years 2004, 2005 and 2006, the developed reserve as of December 31, 2007 were $9.4 million, $1.9 million and $3.9 million, respectively, less than the initial carried reserve for each year. For the years 1998 through 2003 the reserves on average were $5.2 million positive. Starting in 2002, incurred but not reported loss reserves were strengthened, contributing to the positive development in years 2002, 2003 and 2004. This strengthening of reserves was due to increases in direct written premium and increased net written premium from reductions in quota share, a form of pro rata insurance, reinsurance.

Agency Ratings

        Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC a financial strength rating of "A" (Excellent) in 2007 and ASIC a rating of "A-" (Excellent) in 2007. An "A" rating is the third highest of 15 rating categories used by A.M. Best, and an "A-" rating is the fourth highest of 15 rating categories. In evaluating a company's financial and operating performance, A.M. Best reviews a company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best's expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

Investments

        Our primary investment objectives, as a holding company, are to preserve capital and possess available cash resources to utilize in making strategic acquisitions. Accordingly, we have investments in available-for-sale equities with a fair value of $43.0 million, or 6% of our total cash and investments as of December 31, 2007. We also had $738.7 million in short-term cash equivalent investments as of December 31, 2007. HTH's management regularly monitors investment performance.

        Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. The investment strategy of NLASCO's insurance subsidiaries is to purchase securities in sectors that represent what is expected to possess the most attractive relative value. Bonds, cash and short-term investments constituted $183 million, or 95%, of NLASCO's investments at December 31, 2007. NLASCO insurance subsidiaries have custodial agreements with A.G. Edwards and Wells Fargo Bank and investment management agreements with Hyperion Brookfield Asset Management, Inc.

        NLASCO's investment guidelines reflect the desire and intent to assure the prudent investment of capital and surplus, keeping in mind the long-term nature of some insurance reserves, while recognizing the uncertainty of expected cash flows, the shorter term characteristics of and the desire to supplement insurance underwriting gains and offset losses with portfolio income and realized gains in order to maintain adequate capital and surplus. All investments are made in compliance with all state and Federal laws and regulations applicable to such investments and the company involved. State insurance laws and regulations limit the amount of investments in asset classes below certain "quality" levels. NLASCO currently maintains a quality structure exceeding the minimum requirements imposed on the portfolio by state insurance laws and regulations, which is known as the Investment of Insurer's Model Act, or National Association of Insurance Commissioners Act. Currently NLASCO has no investments in subprime mortgages.

        Liquidity and preservation of policyholder surplus can be limiting factors in achieving a favorable return on invested assets, as sufficient funds need to be maintained to meet ongoing near term financial obligations. Funds not immediately needed to offset withdrawals may be invested in short-term securities on a continuous basis. A maturity structure must be maintained to invest cash flows from operations and reinvest investment income, as well as to provide a source of liquidity and flexibility to meet changing market, tax and other operating considerations.

        Notwithstanding the above, the underlying objective of NLASCO's investment policy is to obtain a favorable total return on invested assets to augment the growth of surplus from operations. Total return comes both from income and capital growth, so a portion of the funds are invested in assets other than fixed income securities, including common stocks, growth oriented preferred stocks and common or preferred stock mutual funds. In managing these investment choices, market volatility, the absolute level of NLASCO's capital and surplus relative both to existing liabilities and the level of premium revenue, as well as to total assets, are the limiting factors that influence the portion of assets invested in assets other than fixed income investments.

        Performance is measured by comparing the total return, for each period, of each major sector of NLASCO's investment portfolio to an appropriate market index, as well as comparing the total return of NLASCO's investment portfolio to an average of the market indices, weighted by the portfolio's average exposure to each other particular sector during the period. The assets are managed with the goal of exceeding these market indices, with volatility of return similar to or less than the indices.

        NLASCO's investment committee meets regularly to review the portfolio performance and investment markets in general. NLASCO's management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        The following table sets forth information concerning the composition of NLASCO's investment portfolio at December 31, 2007 (in thousands):

	December 31, 2007
	Cost and Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Available-for-sale securities:
Fixed maturities:
Government securities	$46,274	$47,416	$47,416	32.0%
Mortgage-backed securities	12,661	12,815	12,815	8.7%
Corporate debt securities	71,318	71,673	71,673	48.4%

	130,253	131,904	131,904
Equity securities	9,902	9,360	9,360	6.3%

	140,155	141,264	141,264
Held-to-maturity securities:
Fixed maturities:
Government securities	6,784	6,819	6,784	4.6%

	$146,939	$148,083	$148,048	100.0%

        At December 31, 2007, NLASCO's fixed maturity portfolio had a fair value of approximately $138.7 million. All of the fixed maturity investments are rated as investment grade. As a result, the market value of these investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require disposition of fixed maturity securities in unfavorable interest rate environments.

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2007 for NLASCO's investment portfolio were as follows (in thousands).

	December 31, 2007
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$46,274	$1,275	$(133)	$47,416
Mortgage-backed securities	12,661	155	(1)	12,815
Corporate debt securities	71,318	863	(508)	71,673

	130,253	2,293	(642)	131,904
Equity securities	9,902	—	(542)	9,360

	140,155	2,293	(1,184)	141,264
Held-to-maturity securities:
Fixed maturities:
Government securities	6,784	35	—	6,819

	$146,939	$2,328	$(1,184)	$148,083

        As of December 31, 2007, the NLASCO portfolio included 22 fixed maturity investments and nine equity investments in an unrealized loss position for less than twelve months. One of the fixed maturity investments was trading below 90% of cost or amortized cost. This investment was deemed impaired by management and written down by $228,600 to market value. All of NLASCO's investments are considered to have been held less than twelve months since NLASCO was purchased by us on January 31, 2007 and the investments were marked to fair value at that time. All of the fixed maturity investments in an unrealized loss position and assigned a rating by commercial rating companies are rated investment grade. While all of these investments are monitored for potential impairment, our experience indicated that they generally do not present a great risk of impairment, as fair value recovers over time. Management believes that the analysis of each of these investments support the view that these investments were not other-than-temporarily impaired. This analysis includes reviewing volatility of market price, percentage of market value lost and other market information on the individual investment.

        The following table presents the maturity profile of NLASCO's fixed maturity investments as of December 31, 2007. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at December 31, 2007 by contractual maturity is as follows (in thousands).

	December 31, 2007
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$9,328	$9,338
Due after one year through five years	47,124	47,739
Due after six years through ten years	42,319	43,115
Due after ten years	18,821	18,897
Mortgage-backed securities	12,661	12,815

	$130,253	$131,904

Held-to-maturity debt securities:
Due within one year	$5,138	$5,167
Due after one year through five years	1,228	1,234
Due after six years through ten years	—	—
Due after ten years	418	418

	$6,784	$6,819

        We are subject to various market risk exposures, including interest rate risk and equity price risk. Our primary risk exposure is to changes in interest rates. We manage market risk through our investment committee and through the use of an outside professional investment management firm. We are vulnerable to interest rate changes, like other insurance companies, because we invest primarily in fixed maturity securities, which are interest-sensitive assets. Mortgage-backed securities, which make up approximately 9% of our investment portfolio, are particularly susceptible to interest rate changes.

        The value of our equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects that are perceived by investors in the equity market.

Competition

        NLASCO competes with a large number of other companies in its selected lines of business, including major U.S. and non-U.S. insurers, regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. The personal lines market in Texas is dominated by a few large carriers and their subsidiaries and affiliates, including State Farm, Allstate, Farmers and USAA. According to the Texas Department of Insurance, the top ten insurers writing homeowners insurance accounted for approximately 83% of the market in 2006. NLASCO competes for business on the basis of a number of factors, including price, coverages offered, customer service, relationships with agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings. In its personal lines business, NLASCO's competitors include Republic Companies Group, Inc., Columbia Lloyds, Foremost, American Modern Home Group and American Reliable. In its commercial lines business, NLASCO's competitors include Travelers, Safeco and Republic. NLASCO seeks to distinguish itself from its competitors by targeting underserved market segments that provide NLASCO with the best opportunity to obtain favorable policy terms, conditions and pricing.

REGULATION OF INSURANCE ACTIVITIES

        NLASCO's insurance subsidiaries, NLIC and ASIC, are subject to regulation and supervision in each state where they are licensed to do business. This regulation and supervision is vested in state agencies having broad administrative power over the various aspects of the business of NLIC and ASIC.

State insurance holding company regulation

        NLASCO controls two operating insurance companies, NLIC and ASIC, and is subject to the insurance holding company laws of Texas, the state in which those insurance companies are domiciled. These laws generally require NLASCO to register with the Texas Department of Insurance and periodically to furnish financial and other information about the operations of companies within its holding company structure. Generally under these laws, all transactions between an insurer and an affiliated company in its holding company structure, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if satisfying a specified threshold amount or of a specified category, require prior notice and approval or non-disapproval by the Texas Department of Insurance.

Changes of control

        Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the Texas Department of Insurance. Prior to granting approval of an application to acquire control of an insurer, the Texas Department of Insurance will consider the following factors among others:

  •
  the financial strength of the applicant;

  •
  the integrity and management experience of the applicant's board of directors and executive officers;

  •
  the acquirer's plans for the management of the domestic insurer;

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

        Pursuant to the Texas insurance holding company statutes, "control" means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the Partnership, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the state's insurance department, after notice and a hearing, may determine that a person or entity that directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company nonetheless "controls" the company. Because a person acquiring 10% or more of NLASCO's common stock would indirectly control the same percentage of the stock of ASIC and two affiliated corporations controlling NLIC, the change of control laws of the State of Texas would apply to such a transaction.

        These laws may discourage potential acquisition proposals and may delay, deter or prevent change of control transactions involving NLASCO's insurance subsidiaries and affiliates, including those that some or all of the HTH stockholders might consider to be desirable.

National Association of Insurance Commissioners

        The National Association of Insurance Commissioners, or NAIC, is a group consisting of state insurance commissioners that discusses issues and formulates policy with respect to regulation, reporting and accounting for insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Certain Model Insurance Laws, Regulations and Guidelines, or Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC.

        The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Texas Department of Insurance has generally adopted these codified statutory accounting practices.

        Texas has also adopted laws substantially similar to the NAIC's risk based capital, or RBC laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer's mix of products and investment portfolio. The formula is designed to allow the Texas Department of Insurance to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2007, NLASCO's capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2007 statutory financial statements, both NLIC and ASIC complied with the NAIC's RBC reporting requirements.

        The NAIC's Insurance Regulatory Information System, or IRIS, was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer's business. For 2007, all ratios for both NLIC and ASIC were within the usual values.

        The NAIC has recently adopted an amendment to its "Model Audit Rule" in response to the passage of the Sarbanes-Oxley Act of 2002, or SOX. The amendment is effective for financial statements for accounting periods after January 1, 2010. This amendment addresses auditor independence, corporate governance and, most notably, the application of certain provisions of Section 404 of SOX regarding internal control reporting. The rules relating to internal controls apply to insurers with gross direct and assumed written premiums of $500 million or more, measured at the legal entity level (rather than at the insurance holding company level), and to insurers that the domiciliary commissioner selects from among those identified as in hazardous condition, but exempts SOX compliant entities. Neither NLIC nor ASIC currently has direct and assumed written premiums of at least $500 million, but it is conceivable that this may change in the future, however, NLASCO must still be SOX compliant because it is owned by HTH, which is subject to SOX.

Legislative changes

        From time to time, various regulatory and legislative changes have been, or are, proposed that would adversely affect the insurance industry. Among the proposals that have been, or are being, considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various Model Laws adopted by the NAIC. NLASCO is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on its financial condition or results of operations.

        In 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was modified and extended by the Terrorism Risk Insurance Extension Act of 2005 and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007. These Acts created a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This Program helped the commercial property and casualty insurance industry cover claims related to terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, NLASCO is prohibited from adding certain terrorism exclusions to the policies written by its insurance company subsidiaries. The 2005 Act extended the Program through 2007, but eliminated commercial auto, farm-owners and certain other commercial coverages from its scope. In addition, the event trigger was increased for 2006 and again for 2007, and industry retentions and deductibles also escalate through 2007. Although NLASCO is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLASCO's deductible for 2007 was $1.2 million. Potential future changes to the TRIA could also adversely affect NLASCO by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

        In 2003, legislation was passed in Texas that significantly changed the regulation of homeowners insurance, and, to a lesser extent, automobile insurance. Prior to 2003, certain types of insurers, including insurance companies that participate in Lloyd's, reciprocals, county mutuals and farm mutuals that wrote these lines of insurance were generally exempt from rate regulation. The 2003 legislation eliminated, or severely reduced, these exemptions, and imposed a new rate regulation regime for all insurers writing these lines of insurance. This legislation also included limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks. Further, the Texas Commissioner of Insurance has been given broader authority under the law to order refunds to policyholders when rates charged have been deemed excessive or unfairly discriminatory.

State insurance regulations

        State insurance authorities have broad powers to regulate U.S. insurance companies. The primary purposes of these powers are to promote insurer solvency and to protect individual policyholders. The extent of regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative power to state insurance departments. These powers relate to, among other things, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing actuarial requirements and solvency standards, regulating investments and dividends, and regulating policy forms, related materials and premium rates. State insurance laws and regulations require insurance companies to file financial statements prepared in accordance with accounting principles prescribed by insurance departments in states in which they conduct insurance business, and their operations are subject to examination by those departments.

        As part of the broad authority that state insurance commissioners hold, they may impose periodic rules or regulations related to local issues or events. An example is the state of Louisiana's prohibition on the cancellation of policies for nonpayment of premium in the wake of Hurricane Katrina. Due to the extent of damage and displacement of people, inability of mail to reach policyholders and inaccessibility of entire neighborhoods, the state of Louisiana prohibited insurance companies from canceling policies for a period of time following that named storm.

Periodic financial and market conduct examinations

        The insurance departments in every state in which NLASCO's insurance companies do business may conduct on-site visits and examinations of its insurance companies at any time to review the insurance companies' financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas Department of Insurance will conduct comprehensive examinations of insurance companies domiciled in Texas every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other licensing states under guidelines promulgated by the NAIC. The Texas Department of Insurance completed its last triennial financial examination of NLIC in 2001 and ASIC in 2003. The state did not reveal any material adverse findings in its reports of examination.

        The Texas Department of Insurance is currently conducting an examination of NLIC from January 31, 2002 through December 31, 2006, and ASIC from January 1, 2004 through December 31, 2006. As of March 14, 2008 we have received no information of any significant compliance issues.

State dividend limitations

        The Texas Department of Insurance must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders' surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer's extraordinary dividend limit. As of December 31, 2007, the extraordinary dividend limit for NLIC and ASIC, is $17.1 million and $4.2 million, respectively. In addition, NLASCO's insurance companies may only pay dividends out of their earned surplus.

Statutory accounting principles

        Statutory accounting principles, or SAP, are a comprehensive basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP rules are different from generally accepted accounting principles, or GAAP, and are intended to reflect a more conservative view of the insurer. SAP is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, SAP focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with insurance laws and regulatory provisions applicable in each insurer's domiciliary state.

        While GAAP is concerned with a company's solvency, it also stresses other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenues and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP. SAP, as established by the NAIC and adopted by Texas regulators, determines the statutory surplus and statutory net income of the NLASCO insurance companies and thus determines the amount they have available to pay dividends.

Guaranty associations

        In Texas, and in all of the jurisdictions in which NLIC and ASIC are, or in the future may be, licensed to transact business, there is a requirement that property and casualty insurers doing business within the jurisdiction must participate in guaranty associations, which are organized to pay limited covered benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. States generally permit member insurers to recover assessments paid through full or partial premium tax offsets.

        Prior to June 30, 2006, no assessments levied against NLASCO's insurance subsidiaries with respect to guaranty associations had been material. In July 2006, NLASCO incurred an assessment of $0.4 million with respect to guaranty associations. NLASCO incurred no levies in 2007. Property and casualty insurance company insolvencies or failures may result in additional guaranty fund assessments at some future date. At this time NLASCO is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLASCO has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Participation in involuntary risk plans

        NLASCO's insurance companies are required to participate in residual market or involuntary risk plans in various states where they are licensed that provide insurance to individuals or entities that otherwise would be unable to purchase coverage from private insurers. If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit. These plans include the Georgia Underwriting Association, Texas FAIR Plan Association, TWIA, the Louisiana Citizens Property Insurance Corporation, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association. For example in 2005, following Hurricanes Katrina and Rita, the above plans levied collective assessments totaling $10.4 million on NLASCO's insurance subsidiaries. Additional assessments, including emergency assessments, may follow. In some of these instances, NLASCO's insurance companies should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance. The ultimate impact hurricanes have on the Texas and Louisiana facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

Other

        Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission.

        Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, operating income, expense or cash flow.

EMPLOYEES

        Our employees are all employed by our General Partner, HTH, or our insurance company holding company, NLASCO. As of December 31, 2007, we had 146 full-time equivalent employees. Of these 146 employees, three work for HTH, and the remaining 143 work for NLASCO. The NLASCO employees perform underwriting, claims, marketing, and administrative functions for the insurance business. We consider our employee relations to be good.

ITEM 1A.    RISK FACTORS

        The following risk factors identify important factors, including material risks and uncertainties, that could cause actual results to differ materially from those reflected in forward-looking statements or in our historical results. Each of the following risk factors, among others, could adversely affect our ability to meet the current expectations of our management.

Risks Related to Our Substantial Cash Position and Related Strategies for its Use

        We intend to use a substantial portion of the proceeds from the Farallon Transaction to make acquisitions or effect a business combination.

        We are endeavoring to make opportunistic acquisitions or a business combination with a substantial portion of the proceeds from the Farallon Transaction. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate personnel and operations. Even if we identify suitable targets, we may not be able to make acquisitions or a combination on commercially acceptable terms, if at all. The success of any acquisition or combination will depend upon, among other things, the ability of management and our employees to integrate personnel, operations, products and technologies effectively, to retain and motivate key personnel and to retain customers and clients of targets. In addition, any acquisition or combination we undertake may involve certain other risks, including consumption of available cash resources, potentially dilutive issuances of equity securities and the diversion of management's attention from other business concerns. We also may need to make further investments to support the acquired or combined company and may have difficulty identifying and acquiring the appropriate resources. There can be no assurance that any acquisition or combination we undertake will perform as expected. We may enter, on our own and through acquisitions or a combination, into new lines of business or initiate new service offerings, whether related or unrelated to our insurance business. Our success in any such endeavor will depend upon, among other things, the ability of management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business or service offering and/or an acquisition related thereto. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues and may divert management's attention from the operation and growth of our current lines of business.

        Since we have not definitively selected a particular target business to acquire or combine with, you are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately primarily operate.

        We may consummate any acquisition or business combination with a company in any industry and are not limited to any particular type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately conduct our primary ongoing operations or the target business which we may ultimately acquire. To the extent we complete an acquisition of, or business combination with, a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete an acquisition of, or business combination with, an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect.

        Resources could be expended in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

        It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific acquisition or business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate our acquisition or combination for any number of reasons, including those beyond our control, such as if HTH's or the target's stockholders do not approve the transaction. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

        Competition from other motivated purchasers may hinder our ability to consummate an acquisition in the near term.

        Since 2003, based upon publicly available information as of March 7, 2008, approximately 156 blank check companies have completed initial public offerings. Of these companies, only 47 companies have consummated a business combination, while 22 companies have announced a business combination, but have not consummated such business combination, and 13 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders. Accordingly, as of March 7, 2008, there were approximately 74 blank check companies with approximately $14.0 billion in trust that are seeking initial business combinations. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies with available cash seeking to consummate an acquisition.

        We expect to encounter intense competition from entities in addition to blank check companies having a business objective similar to ours, including venture capital funds, private equity funds, leveraged buyout funds and other operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting acquisitions or business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources may be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds from the Farallon Transaction, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Because, as of March 7, 2008, only 69 of the 156 blank check companies that have gone public in the United States since 2003 have either consummated a business combination or announced a business combination and 13 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders, it may indicate that there are fewer attractive target businesses available to such entities like us or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held companies. For these reasons, we cannot assure you that we will be able to effectuate an acquisition or business combination in the near term.

        Subsequent to our consummation of an acquisition, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and results of operations.

        Even if we conduct extensive due diligence on a target business with which we acquire, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in us reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-acquisition debt financing.

        We may be unable to obtain additional financing to complete an acquisition or business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular acquisition or business combination.

        Although we believe the net proceeds from the Farallon Transaction, including the amounts earned on investment of those proceeds, will be sufficient to allow us to consummate an acquisition or business combination, because we have not yet definitively selected any definitive target business, we cannot ascertain the exact capital requirements for any particular transaction. If the net proceeds from the Farallon Transaction, either because of the size of the acquisition or business combination or the depletion of available funds in search of a target business, are insufficient, we may be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable, when needed, to consummate an acquisition or business combination, we would be compelled to either restructure the transaction or abandon that particular acquisition or business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an acquisition or business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target.

        There may be tax consequences with respect to an acquisition or business combinations that may adversely affect us.

        While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such acquisition or business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

        Our net operating loss and other carryovers may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership in HTH by more than 50 percentage points looking back over the prior three-year period. If an ownership change occurs, our ability to use our net operating losses, or NOLs, to reduce income taxes is limited to an annual amount, or a Section 382 limitation, equal to the fair market value of HTH's common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service, or IRS. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. Whether or not an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the unused portion of that NOL would be lost. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new NOLs arose).

        Based on our knowledge of stockholder ownership of Hilltop, we do not believe that an ownership change has occurred since its initial public offering, or IPO, that would limit our post-IPO NOLs. Accordingly we believe that there is no annual limitation under Section 382 of the Code imposed on our use of post-IPO NOLs to reduce future taxable income. Our pre-IPO NOLs are subject to an annual limitation of approximately $17 million annually. This annual limitation may cause $13 million of our pre-IPO NOLs not to be used before the pre-IPO NOLs expire.

        The determination of whether an ownership change has occurred or will occur is complicated and, therefore, no assurance can be provided as to whether an ownership change has occurred or will occur. We have not obtained, and currently do not plan to obtain, an IRS ruling or opinion of counsel regarding our conclusions as to whether the pre-IPO NOLs or post-IPO NOLs are subject to any such limitations. In addition, limitations imposed by Section 382 may prevent HTH from issuing additional common stock to raise capital or to acquire businesses or properties. To the extent not prohibited by HTH's charter, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change.

        If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete strategic acquisitions or combinations.

        We do not plan to operate as an investment fund or investment company, or to be engaged in the business of investing, reinvesting or trading in securities. Our plan is to acquire, hold, operate and grow for the long term one or more operating businesses in an industry that will strategically align with or complement our current operations. We do not plan to operate as a passive investor or as a merchant bank seeking dividends or gains from purchases and sales of securities.

        If we were deemed to be an investment company under the Investment Company Act of 1940, or the 1940 Act, we would be required to become registered under the 1940 Act (or liquidate) and our activities would be subject to a number of restrictions, including, among others:

  •
  corporate governance requirements and requirements regarding mergers and unit exchanges;

  •
  restrictions on the nature of our investments;

  •
  restrictions on our capital structure and use of multiple classes of securities; and

  •
  restrictions on our use of leverage and collateral,

each of which may make it difficult for us to consummate strategic acquisition or combination.

        In addition, we may have imposed upon us burdensome requirements, including:

  •
  registration as an investment company;

  •
  adoption of a specific form of corporate structure;

  •
  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations;

compliance with which would reduce the funds we have available to consummate strategic acquisitions or a combination.

        In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in an initial business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading "investment securities." Our business, in addition to our insurance operations, will be to identify and consummate an acquisition or business combination and, thereafter, to operate the acquired business or businesses for the long term. We do not plan to buy businesses to be a passive investor. We do not believe that our anticipated principal activities will subject us to the 1940 Act. If we were deemed to be subject to the 1940 Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

Risks Related to NLASCO's Business and NLASCO's Industry

        HTH's management has limited prior experience operating an insurance company like NLASCO, and therefore, may have difficulty in successfully and profitably operating NLASCO or complying with regulatory requirements applicable to insurance companies.

        HTH's management has limited experience operating an insurance company like NLASCO or complying with regulatory requirements applicable to insurance companies like NLASCO. Operating an insurance company is complex. The insurance industry is highly competitive and has historically been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors. In addition, insurance companies are subject to comprehensive regulation and supervision in those states in which they write insurance policies and in which they are domiciled. Significant changes in the political and regulatory climate could result in changes in these laws and regulations and could make it more expensive or less profitable for us to manage an insurance company. Because we could encounter difficulties in operating an insurance company and complying with regulatory requirements applicable to insurance companies, you should be especially cautious in drawing conclusions about the ability of HTH's management team to execute its business strategies as they relate to NLASCO.

        The occurrence of severe catastrophic events may have a material adverse effect on NLASCO, particularly because NLASCO conducts business in a concentrated geographic area.

        NLASCO expects to have large aggregate exposures to natural and man-made disasters, such as hurricanes, hail, tornados, windstorms, floods, wildfires and acts of terrorism. NLASCO expects that its loss experience generally will include infrequent events of great severity. Hurricanes Katrina and Rita, which occurred on August 29 and September 24, 2005, respectively, are such examples. The risks associated with natural and man-made disasters are inherently unpredictable, and it is difficult to predict the timing of these events with statistical certainty or estimate the amount of loss any given occurrence will generate. Although NLASCO may attempt to exclude certain losses such as terrorism and other similar risks from some coverage's NLASCO writes, it may be prohibited from, or may not be successful in, doing so. The extent of losses from a catastrophe is a function of both the total amount of policyholder exposure in the geographic area affected by the event and the severity of the event. The occurrence of losses from catastrophic events may have a material adverse effect on

NLASCO's ability to write new business and on its financial condition and results of operations. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and NLASCO expects that these factors will increase the severity of losses in the future. Factors that may influence NLASCO's exposure to losses from these types of events, in addition to the routine adjustment of losses, include: exhaustion of reinsurance coverage; increases in reinsurance rates; unanticipated litigation expenses; unrecoverability of ceded losses; impact on independent agent operations and future premium income in areas affected by catastrophic events; unanticipated expansion of policy coverage or reduction of premium due to regulatory, legislative and/or judicial action following a catastrophic event; and unanticipated demand surge related to other recent catastrophic events, among others.

        NLASCO writes insurance primarily in the states of Texas, Arizona, Tennessee, Oklahoma and Louisiana. In 2007, Texas accounted for 73.8%, Arizona 9.6%, Tennessee 6.5%, Oklahoma 4.1%, Louisiana 2.1%, and the other states we do business in accounted for the other 3.9% of our premiums. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting this region or significant portions of this region could adversely affect NLASCO's financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although NLASCO purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $200 million, NLASCO's losses would exceed the limits of its reinsurance coverage.

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

        NLASCO's insured risks generally exhibit higher losses in the second and third quarters of the year due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second quarter historically has experienced the highest frequency of losses associated with these events. For example, for the last five years, the contribution of weather-related catastrophes to the consolidated second quarter net loss ratio was on average approximately four points greater than the average contribution of such catastrophes in the other three quarters. However, hurricanes are more likely to occur in the third quarter.

        NLASCO incurred $6.0 million (including loss adjustment expenses) in catastrophic related losses for the year ended December 31, 2007. For the year ended December 31, 2007, NLASCO's net catastrophic loss experience was $5.1 million after reinsurance. Most of the expense in 2007 relates to claims being paid or reserved on Hurricane Rita due to lawsuits filed in 2007. For Hurricane Rita, all related reinsurance treaties are exhausted and we will not recoup any additional reinsurance on those paid claims. NLASCO incurred $6.0 million (including loss adjustment expenses) in catastrophe related losses for the year ended December 31, 2006. For the year ended December 31, 2006, NLASCO's net catastrophe loss experience was $4.5 million after reinsurance. In addition, NLASCO is exposed to an increase in claims frequency and exposure amount under the homeowners and dwelling fire insurance it writes because property damage may result from severe weather conditions.

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

        NLASCO's financial condition and results of operations depend upon its ability to assess accurately the potential losses associated with the risks that it insures. NLASCO establishes reserve liabilities to cover the payment of all losses and loss adjustment expenses incurred under the policies that it writes. These liability estimates include case estimates, which are established for specific claims that have been reported to NLASCO, and liabilities for claims that have been incurred but not reported, or IBNR. Loss adjustment expenses represent expenses incurred to investigate and settle claims. To the extent that losses and loss adjustment expenses exceed estimates, NLIC and ASIC will be required to increase their reserve liabilities and reduce their income before income taxes in the period in which the deficiency is identified. In addition, increasing reserves causes a reduction in policyholders' surplus and could cause a downgrade in the ratings of NLIC and ASIC. This in turn could hurt the ability to sell insurance policies.

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

        NLASCO uses reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2007, NLASCO's personal lines ceded 11% of its direct premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 11% of its direct premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, decreased 2% in 2007 due to no major catastrophes occurring in 2006. This includes additional catastrophe limits purchased. Reinsurance cost will likely increase, in part due to the frequency and severity of hurricanes and/or the lack of capacity in the reinsurance market.

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

        Although NLASCO believes that it does not have exposure to the events of September 11, 2001 because it did not have insurance in-force at that time with respect to exposure to such events, NLASCO has exposure to unexpected losses resulting from future man-made catastrophic events, such as acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. In certain instances, NLASCO specifically insures risks resulting from acts of terrorism. Even in cases where NLASCO attempts to exclude losses from terrorism and certain other similar risks from some coverage's it writes, NLASCO may be prohibited from, or may not be successful in, doing so. Irrespective of the clarity and inclusiveness of policy language, a court or arbitration panel may limit enforceability of policy language or otherwise issue a ruling adverse to NLASCO. Accordingly, while NLASCO believes its reinsurance programs, together with the coverage provided under the Terrorism Act, the Terrorism Extension Act, and the Reauthorization Act, are sufficient to reasonably limit its net losses relating to potential future terrorist attacks, its reserves may not be adequate to cover losses when they materialize. Under the Terrorism Act, after an act of terrorism is certified by the Secretary of the Treasury, NLASCO may be entitled to be reimbursed by the Federal government for a percentage of subject losses, after an insurer deductible and subject to an annual cap. The Terrorism Act covers an insurance Company's operations for up to 85% of its losses for 2007 and thereafter, in each case subject to certain mandatory deductibles. The deductible is calculated by applying the deductible percentage to the insurer's direct earned premiums for covered lines from the calendar year immediately prior to the applicable year. Although the Terrorism Act, the Terrorism Extension Act, and the Reauthorization Act provide benefits in the event of certain acts of terrorism for losses in 2005 though 2014, such Acts may not be extended beyond 2014 or their benefits may be reduced. It is not possible to eliminate completely NLASCO's exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, NLASCO's financial condition and results of operations could be materially adversely affected.

        If NLASCO's reinsurers do not pay losses in a timely fashion, or at all, NLASCO may incur substantial losses that could materially adversely affect its financial condition and results of operations.

        As of December 31, 2007, NLASCO had $2.7 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned premiums. NLASCO expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Since NLASCO remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse NLASCO for losses paid, or delays in reimbursing NLASCO for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations. As an example, if one of NLASCO's catastrophe reinsurers experienced financial difficulties following one of the major hurricanes in 2005 and had been unable to meet its obligations to NLASCO, NLASCO could have experienced difficulty meeting its obligations to its policyholders.

        NLASCO relies on independent insurance agents to distribute its products, and if the agents do not promote NLASCO's products successfully, NLASCO's results of operations and financial condition could be adversely affected.

        NLASCO's business depends, in large part, on the efforts of independent insurance agents to market its insurance products and on its ability to offer insurance products and services that meet the requirements of the customers. While NLASCO strives to offer products its agents require, NLASCO competes for business with other carriers based on the scope of coverage provided in its products, services, commissions and rates. NLASCO's competitors may offer coverage that is more attractive to particular customers than it offers for a specific product, may price their insurance products more aggressively, may offer higher agent commissions and may devote additional resources to improve their services. Accordingly, NLASCO's agents may find it easier to promote the programs of NLASCO's competitors rather than NLASCO's. If NLASCO's agents fail or choose not to market its insurance products successfully, its growth may be limited and its financial condition and results of operations may be adversely affected. Additionally, rather than utilizing an independent agent to buy their insurance, consumers may elect to deal with direct-writers or mass marketers who utilize the Internet to advertise and/or underwrite their business. Industry developments that centralize and commoditize insurance products could be detrimental to NLASCO's agency distribution model of doing business.

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

        Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best maintains a letter scale rating system ranging from "A++ (Superior)" to "F (In Liquidation)" to rate the financial strength of insurance enterprises. NLIC has been rated "A (Excellent)" by A.M. Best, which is the third highest of fifteen rating levels. ASIC has been rated "A- (Excellent)" by A.M. Best, which is the fourth highest.

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

        A decline in NLASCO's ratings, coupled with a change of control, could result in a default under one of its debt agreements.

        NLASCO is a party to an indenture under which an aggregate of $20 million in notes are outstanding, which provides that (i) if a person or group becomes the beneficial owner, directly or indirectly, of 50% or more of its equity securities and (ii) if NLASCO's ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder's notes in whole or in part at a price equal to 107.5% of the outstanding principal amount prior to March 10, 2010, or 100.0% thereafter. A change of control under the indenture occurred as a result of the acquisition of NLASCO by us. As a result, if a downgrading occurs following the acquisition, the note holders under the indenture would have the right to require NLASCO to repurchase its notes. This required repayment risk could cause liquidity issues to both NLASCO and us, could impair NLASCO's ability to obtain additional financing and would likely increase the cost of any financing that it does obtain.

        The failure of any of the loss limitation methods NLASCO employs could have a material adverse effect on its financial condition and results of operations.

        At the present time, NLASCO employs a variety of endorsements to its policies that limits its exposure to known risks, such as exclusions for mold losses and water damage. NLASCO's policies are also not designed to provide coverage for claims related to exposure to potentially harmful products or substances, including among others, lead paint and silica. NLASCO's homeowners' policies, other than policies specifically written for flood coverage, specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind. In addition, NLASCO's policies contain conditions requiring the prompt reporting of claims and its right to decline coverage due to late claim reporting. NLASCO's policies also include limitations restricting the period during which a policyholder may bring a breach of contract or other claim against it, which in many cases is shorter than the applicable statutory limitations for such claims. It is possible that a court or regulatory authority could nullify or void exclusion or legislation could be enacted modifying or barring the use of endorsements and limitations in a way that would adversely affect NLASCO's loss experience, which could have a material adverse effect on its financial condition and results of operations.

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

        Texas accounted for approximately 74% and 72% of NLASCO's direct premiums written in 2007 and 2006, respectively. The loss of a significant amount of NLASCO's premiums written in Texas, whether due to an economic downturn, competitive changes, regulatory or legislative developments or other reasons, could have a material adverse effect on its financial condition and results of operations.

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

        NLASCO also faces competition from new entrants into the insurance market. New entrants do not have historic claims or losses to address and, therefore, may be able to price policies on a basis that is not favorable to NLASCO. New competition could reduce the demand for NLASCO's insurance products, which could have a material adverse effect on its financial condition and results of operations.

        NLASCO's investment performance may suffer as a result of adverse capital market developments or other factors, which may affect its financial results and ability to conduct business.

        NLASCO invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. As of December 31, 2007, NLASCO's invested assets consisted of $138.7 million in fixed maturity securities and $9.4 million in equity securities. For the year ended December 31, 2007, NLASCO had $8.1 million of net investment income, representing 7% of NLASCO's total revenues and 37% of its income before taxes. Although NLASCO's investment policies stress diversification of risks, conservation of principal and liquidity, its investments are subject to a variety of investment risks, including those relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In particular, the volatility of NLASCO's claims may force it to liquidate securities, which may cause it to incur capital losses. If NLASCO's investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. Investment losses could significantly decrease its asset base and statutory surplus, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating. Further, developments in the world's financial and capital markets, including federal and state legislation related to terrorism insurance and reinsurance, such as the extension of or replacement for the Terrorism Risk Insurance Program Reauthorization Act of 2007, could adversely affect the performance of NLASCO's investments. Additionally, inflation could increase beyond investment income.

        NLASCO holds $12.8 million (or 8.7%) of its investment portfolio in mortgage backed securities. These securities have all been issued by either the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association and, as of this report have not been adversely affected by the sub-prime financing market declines.

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

        As of December 31, 2007, mortgage-backed and asset-backed securities constituted 6.7% of NLASCO's cash and invested assets. As with other fixed-income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose NLASCO to prepayment risks on these investments. When interest rates fall, mortgage-backed securities typically are prepaid more quickly and the holder must reinvest the proceeds at lower interest rates. NLASCO's mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but NLASCO can make no assurances that it will invest in other mortgage-backed securities that contain this protection. In periods of increasing interest rates, mortgage-backed securities typically are prepaid more slowly, which may require NLASCO to receive interest payments that are below the then prevailing interest rates for longer time periods than expected.

        The debt agreements of NLASCO and its controlled affiliates contain financial covenants and impose restrictions on its business.

        NLASCO's loan agreement governing its note due October 2008, with an outstanding principal balance of approximately $4.0 million at December 31, 2007, contains restrictions on its ability to, among other things:

  •
  create liens;

  •
  sell assets;

  •
  incur additional indebtedness;

  •
  declare or pay dividends;

  •
  consolidate or merge;

  •
  engage in certain businesses;

  •
  make certain loans, advances or investments;

  •
  compensate its owners and executives; and

  •
  enter into transactions with affiliates.

        NLASCO's indenture governing its LIBOR plus 3.40% notes due 2035 contains restrictions on its ability to, among other things, declare and pay dividends and merge or consolidate. In addition, this indenture contains a change of control provision, which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of NLASCO's equity securities and (ii) if NLASCO's ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder's notes, in whole or in part, at a price equal to 107.5% of the outstanding principal amount at any time prior to March 10, 2010, and at 100% of the outstanding principal amount thereafter.

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

        NLIC and ASIC are subject to a variety of taxes, fines, levies, license fees, tariffs and other assessments that may, from time to time, be material. These assessments are made by the states in which NLIC and ASIC operate and include participation in residual market or involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Due to this participation, NLIC and ASIC may be exposed to material losses. They are also subject to assessments in the states in which they write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer's percentage of the total premiums written in the relevant state within a particular line of business for the relevant time period. From 1999 to 2004, NLASCO's other assessments in any year did not exceed $1.0 million. For the year ended December 31, 2004, NLASCO paid no other assessments. For the years ended December 31, 2005 and 2006, NLASCO's other assessments were $10.4 million with $4.4 million paid in 2005 and $6.0 million paid in 2006, principally related to Hurricanes Katrina and Rita in Louisiana, Mississippi and Texas (see next paragraph), and additional or emergency hurricane-related assessments could follow. For the year ended December 31, 2006, NLASCO paid an assessment of $0.4 million to cover the claims of an impaired insurer in Texas. For the year ended December 31, 2007, NLASCO paid no assessments. As NLIC's and ASIC's total premiums written grow, NLASCO's share of any assessments may increase. However, NLASCO cannot predict with certainty the amount of future assessments, because such assessments depend on factors outside NLASCO's control, such as the insolvencies of other insurance companies, the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas.

        NLASCO is subject to assessments from the Georgia Underwriting Association, Louisiana Citizens Property Insurance Corporation, or LCPIC, Mississippi Windstorm Underwriting Association, or MWUA, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association, or TWIA.

        LCPIC, MWUA and TWIA have estimated plan losses due to losses incurred from the hurricanes that struck Louisiana and Texas in the third quarter of 2005, and are thereby able to levy regular and emergency assessments to participating companies and policyholders, respectively. During the years ended December 31, 2006 and 2007, NLASCO's insurance Company subsidiaries paid no assessments based on estimated losses and NLASCO's market shares in Louisiana, Mississippi and Texas. Additional assessments may follow. NLASCO does not expect such assessments to have a net financial statement impact, as all such assessments are recoverable (subject to treaty limits) under its reinsurance treaties. Further, NLASCO may be able to recoup a regular assessment through a surcharge to policyholders. Such recoupments will be refunded to reinsurers as the related premiums are written and collected. NLASCO is required to collect emergency assessments directly from residential property policyholders and remit them to LCPIC as they are collected.

        NLASCO continues to monitor developments with respect to various state facilities, such as the Georgia Underwriting Association, LCPIC, MWUA, the Texas FAIR Plan Association and the TWIA. The ultimate impact of Hurricanes Katrina and Rita on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit different than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur. However, NLASCO will not incur any net expense or loss from any such assessments due to reinsurance recoveries.

        NLASCO may be subject to high retaliatory taxes in several states as a result of its multistate operations, which could have a material adverse impact on its financial condition and results of operations.

        Nearly all states impose a retaliatory tax on insurers operating in their state that are domiciled in another state. Retaliatory taxes are based on the principle that if the aggregate taxes, fees and obligations imposed by an insurer's domiciliary state are greater than the aggregate taxes, fees and obligations imposed by the taxing state, then the difference is payable to the taxing state as a retaliatory tax. For example, the State of Texas imposes various premium-based taxes that, in the aggregate, total approximately 2.0% of gross written premiums in Texas. The State of Illinois imposes various premium-based taxes that, in the aggregate, total approximately 0.5% of gross written premiums in Illinois. The Illinois retaliatory tax provisions would require a Texas-domiciled insurer operating in Illinois to pay the 0.5% aggregate Illinois taxes plus a 1.5% incremental amount, which represents the difference between the Texas effective rate and the Illinois effective rate. Thus, a Texas-domiciled insurer would pay a 2.0% effective tax in Illinois, while an Illinois-domiciled insurer would only pay a 0.5% effective tax. Insurance companies with multistate operations, like NLASCO, may find themselves subject to high retaliatory taxes in several states, which could have a material adverse impact on NLASCO's financial condition and results of operations.

        NLASCO's ability to meet ongoing cash requirements and pay dividends may be limited by its holding company structure and regulatory constraints.

        NLASCO operates as a holding company. Dividends and other permitted payments from its operating subsidiaries are expected to be its primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to us. NLIC and ASIC are subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends, which could in turn limit NLASCO's ability to meet its ongoing cash requirements, including any future debt service payments and other expenses, or to pay dividends.

        Current legal and regulatory activities, investigations, litigation proceedings or other activities relating to the insurance industry, including investigations into contingent commission arrangements and insurance quotes regarding NLIC and ASIC, could affect NLASCO's business, financial condition and results of operations.

        Recently, the insurance industry has experienced substantial share price volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed and the solicitation and provision of fictitious inflated or mischaracterized quotes for insurance coverages. NLASCO paid less than 25% of its 2007 gross written premiums to its independent agents pursuant to contingent commission contracts.

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

        The Texas Department of Insurance is currently conducting an examination of NLIC from January 31, 2002 through December 31, 2006, and ASIC from January 1, 2004 through December 31, 2006. As of the date of this Annual Report on Form 10-K, we have received no information of any significant compliance issues.

        The March 26, 2002 Market Conduct Examination Report for ASIC issued by Arizona's Department of Insurance contained a recommendation that the Arizona Director of Insurance determine if cause existed to take disciplinary action against ASIC for various apparent law violations cited in the report. Subsequent to the issuance of the report, ASIC entered into a voluntary Consent Order with the Arizona Department of Insurance pursuant to which ASIC agreed to undertake various remedial actions in respect of the apparent law violations cited in the report. ASIC made reports to the Arizona Department required by the Consent Order, and the Arizona Department of Insurance has advised that, while compliance with the Consent Order is subject to further verification upon future examination, the Arizona Department of Insurance is satisfied that ASIC has completed the remedial requirements of the Consent Order. While there were no material adverse findings or recommended changes to NLASCO's or its insurance company subsidiaries' operations identified in the recently completed financial examinations conducted by the departments of insurance of other states, there can be no assurance that there will not be adverse findings or recommended changes identified by these or other state insurance departments in the future. In addition, significant adverse findings could lead to a revocation of NLASCO's or its insurance company subsidiaries' licenses. Any adverse findings or recommended changes resulting from such financial examinations, or from any future examinations, could have a material adverse effect on NLASCO's or its insurance company subsidiaries' financial condition and results of operations.

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

        From time to time, NLASCO may engage in discussions regarding potential acquisitions, including potential acquisitions that could be material to its financial condition and results of operations. NLASCO may acquire whole businesses or books of business that fit its underwriting competencies from insurance companies, MGAs and other agents. In addition, NLASCO may expand its business, product offerings and policyholder base by acquiring businesses in areas in which NLASCO has limited operating experience. The process of integrating an acquired company or book of business may create unforeseen operating difficulties and expenditures. In particular:

  •
  NLASCO has achieved its prior success by applying a disciplined approach to underwriting and pricing in select markets that are not well served by its competitors. NLASCO may not be able to successfully implement its underwriting, claims management, pricing and product strategies in companies or books of business it acquires;

  •
  NLASCO may not be able to retain the agents associated with acquired businesses and, as a result, fail to realize the anticipated potential benefits of the acquisition;

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

Risks Related to Ownership of the Senior Exchangeable Notes

        The Senior Notes are effectively subordinated to our existing and future secured indebtedness.

        The Senior Notes, or the Notes, are unsecured and rank equally with our existing and future unsecured senior debt. The notes are effectively subordinated to all of the Partnership's secured debt and to all other debt of Hilltop and our, direct and indirect, subsidiaries, since the Notes are not guaranteed by Hilltop or our, direct and indirect, subsidiaries. At December 31, 2007, Hilltop and its consolidated subsidiaries, other than the Partnership, had approximately $51.5 million of debt, all of which is effectively senior to the Notes. At December 31, 2007, the Partnership did not have any indebtedness for borrowed money, except for the Notes. In the event of a bankruptcy, liquidation or dissolution, the assets that serve as collateral for any secured indebtedness and the assets of Hilltop and our subsidiaries, will be available to satisfy the obligations of that indebtedness before any payments are made on the Notes.

        There are no restrictive covenants in the indenture relating to our ability to incur future indebtedness or complete other financing transactions.

        The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by us, HTH, or any of our subsidiaries. Therefore, we may incur additional indebtedness, including secured indebtedness that would be effectively senior to the Notes to the extent of the value of the assets securing such indebtedness, or indebtedness at the subsidiary level to which the Notes would be structurally subordinated. We cannot assure that we will be able to generate sufficient cash flow to pay the interest on our indebtedness, including the Notes, or that future working capital, borrowings or equity financing will be available to pay or refinance any such indebtedness.

        An adverse rating of the Notes may cause their trading price to fall.

        If rating agencies reduce, or indicate that they may reduce, their ratings in the future, the trading price of the Notes could significantly decline. If we elect to satisfy our exchange obligation to holders by paying the cash value of HTH's common stock into which the Notes are exchangeable or by a combination of cash and shares of HTH's common stock, upon exchange of all or a portion of their Notes, holders may not receive any shares of HTH's common stock, or they might receive fewer shares of HTH's common stock relative to the exchange value of the Notes. In addition, there will be a significant delay in settlement, and because the amount of cash and/or common stock that a holder will receive in these circumstances will be based on the sales price of HTH's common stock for an extended period between the exchange date and settlement date, holders will bear the market risk with respect to the market price of the common stock for such extended period. Finally, our liquidity may be reduced to the extent that we choose to deliver cash rather than shares of common stock upon exchange of the Notes.

        The failure of our results to meet the estimates of market analysis could adversely affect the trading price of the Notes.

        We have not in the past provided, and do not intend in the future to provide estimates of our future financial performance to the investor markets. Certain analysts, however, provide their own estimates of our future financial performance based on their review of our public financial information. In the past, our actual results have been below the expectations of such analysts. In the event our results continue to be less than analyst estimates, the trading price HTH's common stock could be adversely affected, which could, in turn, adversely affect the trading price of the Notes.

        HTH's common stock price may experience substantial volatility, which may affect your ability, following any exchange, to sell HTH common stock at an advantageous price and could impact the market price, if any, of the Notes.

        Price volatility of HTH's common stock may affect your ability to sell HTH's common stock at an advantageous price. In addition, this may result in greater volatility in the market price, if any, of the Notes than would be expected for non-exchangeable debt securities. Market price fluctuations in HTH's common stock may be due to acquisitions, dispositions or other material public announcements, including those regarding dividends or changes in management, along with a variety of additional factors including, without limitation, other risks identified in "Risk Factors" and "Forward-looking Statements." In addition, the stock markets in general, including the NYSE, recently have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market price of HTH's common stock, and the market price of the Notes.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for our common partnership units. The common units, however, are redeemable at the option of the holder for a like number of shares of common stock of HTH or, at the option of HTH, for the cash equivalent thereof. As of March 24, 2008, HTH was sole holder of our common partnership units. The following information is provided regarding the common stock and Series A preferred stock of HTH.

        HTH's common stock is listed on the New York Stock Exchange under the symbol "HTH". HTH's common stock has no public trading history prior to February 12, 2004. The initial public offering price of HTH's common stock on February 12, 2004 was $19.00 per share. As of March12, 2008, there were 56,444,059 shares of HTH common stock outstanding with approximately 224 stockholders of record.

        HTH's Series A Cumulative Redeemable Preferred Stock is listed on the New York Stock Exchange under the symbol "HTHPRA". HTH's Series A preferred stock has no public trading history prior to February 12, 2004. HTH's Series A preferred stock closed at $21.25 on March 24, 2008. At HTH's IPO, HTH issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share. The Series A Preferred Stock has no stated par value and a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends.

        As of March 12, 2008, there were 5,000,000 shares of Series A preferred stock outstanding with approximately 9 stockholders of record.

        HTH has not paid, and does not intend to pay in the foreseeable future, cash dividends on its common stock. Any declaration of dividends on its common stock will be at the discretion of its Board of Directors and will depend on the earnings, financial condition, capital requirements, contractual restrictions with respect to payment of dividends and other factors. The payment of dividends from our insurance subsidiaries is subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Distributions."

        The following table sets forth the cash dividends declared and paid in 2007 and 2006 with respect to HTH's Series A Preferred Stock:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Units
2007
Date of declaration	March 14, 2007	April 26, 2007	September 17, 2007	December 13, 2007
Date of record	April 13, 2007	July 13, 2007	October 15, 2007	January 15, 2008
Date paid	April 30, 2007	July 30, 2007	October 30, 2007	January 30, 2008
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579
2006
Date of declaration	March 2, 2006	June 8, 2006	September 20, 2006	December 14, 2006
Date of record	April 14, 2006	July 14, 2006	October 13, 2006	January 15, 2007
Date paid	April 28, 2006	July 28, 2006	October 30, 2006	January 31, 2007
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579

        As of December 31, 2007, HTH had accrued $1.7 million of the preferred stock dividend, representing the portion of the dividend earned by preferred shareholders but unpaid through that date.

        The following table discloses the high and low stock prices per quarter for HTH's common and preferred stock during 2007 and 2006:

	Common Stock		Series A Preferred Stock
	High	Low	High	Low
December 31, 2007
First Quarter	$13.28	$10.46	$25.85	$23.70
Second Quarter	$13.07	$11.00	$25.70	$23.88
Third Quarter	$12.13	$10.79	$24.85	$19.75
Fourth Quarter	$12.25	$10.40	$23.00	$20.90

	High	Low	High	Low
December 31, 2006
First Quarter	$10.78	$8.83	$22.00	$18.95
Second Quarter	$11.16	$8.90	$22.85	$21.53
Third Quarter	$11.09	$9.25	$24.24	$23.05
Fourth Quarter	$11.95	$9.44	$25.40	$22.78

        As of December 31, 2007, HTH had approximately 937,440 warrants outstanding with an exercise price of approximately $15.60 per share. In addition, as of December 31, 2007, we had issued and outstanding 1,135,775 shares and options under our 2003 Equity Incentive Plan, with approximately 856,612 additional shares authorized for issuance.

        Please see the table setting forth the securities authorized for issuance under our equity compensation plan in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        Our historical consolidated balance sheet data as of December 31, 2007 and 2006 and our consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited historical financial statements included elsewhere in this Form 10-K. The following table shows our selected historical financial data for the periods indicated (in thousands, except per unit data). You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data:
Direct premium written	$122,708	$—	$—	$—	$—
Net premium written	118,357	—	—	—	—
Net premium earned	96,804	—	—	—	—
Net investment income	24,829	2,133	2,266	1,611	1,434
Net realized gain (loss)	3,205	—	—	—	—
Other income, net	6,445	—	—	—	—

Total revenue	131,283	2,133	2,266	1,611	1,434

Net loss and loss adjustment expense	52,074	—	—	—	—
Policy acquisition and other underwriting expense	42,397	7,477	10,996	16,105	6,880
Interest expense	11,539	7,436	2,814	—	—

Total expenses	106,010	14,913	13,810	16,105	6,880

Income from continuing operations before federal income tax expense	25,273	(12,780)	(11,544)	(14,494)	(5,446)
Federal income taxes for continuing operations	(6,574)	—	—	—	—

Net income (loss) from continuing operations before allocation of minority interest	$18,699	$(12,780)	$(11,544)	$(14,494)	$(5,446)

Selected Balance Sheet Data:
Total investments	191,024	—	—	—	—
Total assets	1,085,525	1,542,932	1,728,712	1,813,232	1,126,069
Total liabilities	249,068	1,095,320	1,252,482	1,097,293	817,852
Stockholders' equity	836,457	447,612	476,231	715,939	308,217
Other Data:
Net loss and LAE ratio	53.8%	n/a	n/a	n/a	n/a
Expense ratio	28.9%	n/a	n/a	n/a	n/a
GAAP Combined ratio	82.7%	n/a	n/a	n/a	n/a
Statutory surplus	$124,892	n/a	n/a	n/a	n/a
Statutory premiums to surplus ratio	94.8%	n/a	n/a	n/a	n/a
Per Share Data:
Basic earnings per share attributable to common stockholders	$6.46	$(0.63)	$(4.48)	$(2.37)	$(1.92)

Diluted earnings per share attributable to common stockholders	$6.46	$(0.63)	$(4.48)	$(2.37)	$(1.92)

Weighted average share information
Basic shares outstanding	56,290	45,290	45,566	42,766	20,846

Diluted shares outstanding	56,326	45,290	45,566	43,762	20,846

Cash dividends declared per share of unit:
Series A preferred stock dividends	$2.06	$2.06	$2.06	$1.97	$—

Series B preferred unit distributions	$—	$—	$0.78	$0.78	$—

Series C preferred unit distributions	$—	$1.56	$1.56	$0.78	$—

Common stock and OP unit dividends	$—	$—	$0.50	$1.09	$—

(1)
All years have been adjusted to reflect the disposal of our manufactured home community properties and related business, except for NLASCO.

(2)
Commencing with the third quarter 2005, we suspended declaration of dividends on our common units. We have, however, continued to pay the full accrued dividends on our outstanding preferred units.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-K and the financial information set forth in the tables below. All dollar amounts in the following discussion are in thousands except per share amounts.

        Unless the context otherwise indicates, all references in this Management's Discussion and Analysis and Financial Condition and Results of Operations, or MD&A, to the "Partnership," "we," "us," "our" or "ours" or similar words are to Affordable Residential Communities LP and its direct and indirect wholly-owned subsidiaries.

GENERAL

        Prior to July 31, 2007, Affordable Residential Communities LP, was a limited partnership engaged in the acquisition, renovation, repositioning and operation of all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses, all exclusively to residents in our communities. We were organized in July 1998 and operate primarily through our subsidiaries. Our general partner is Hilltop Holdings Inc., or HTH, previously Affordable Residential Communities Inc.

        On January 31, 2007, we acquired NLASCO, Inc, or NLASCO, a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC.

        On July 31, 2007, we sold our manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC, or the Farallon Transaction, as discussed in Note 14 of the accompanying consolidated financial statements, and retained ownership of the recently acquired NLASCO. In conjunction with this sale, we transferred the rights to the "Affordable Residential Communities" name, changed our name to Hilltop Holdings Inc., and moved our headquarters to Dallas, Texas. Our insurance operations are headquartered in Waco, Texas.

        On December 31, 2007, we are a holding company that owns all of the outstanding shares of NLASCO. In addition, NLASCO also owns the Nalico GA general agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 15 states, with its largest market being the state of Texas. NLIC carries a financial strength rating of "A" (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 13 states, its largest market being the state of Arizona. ASIC carries a financial strength rating of "A-"(Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

        HTH's common stock is traded on the New York Stock Exchange under the symbol "HTH". HTH's Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol "HTHPRA". HTH has no public trading history prior to February 12, 2004.

RECENT EVENTS

Public Reporting Obligations Suspended

        On March 17, 2008, the Partnership filed a Form 15 with the Securities and Exchange Commission suspending its obligation to file reports with the Securities and Exchange Commission. Accordingly, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, the Partnership will no longer file annual, quarterly or current reports or other information with the Securities and Exchange Commission, unless at a later date it shall be required to do so. HTH, however, will continue to file reports and other information with the Securities and Exchange Commission.

Redemption of Preferred Partnership Units

        In January 2007, all 705,688 units of our Series "C" Preferred Partnership Units, or PPUs, were redeemed according to their terms for 1,628,410 shares of HTH common stock.

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

        In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, HTH conducted a rights offering to the HTH stockholders. In the rights offering, all holders of HTH common stock as of the record date of December 19, 2006 received one non-transferable right to purchase 0.242 shares of HTH common stock for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and HTH issued approximately 7.8 million shares of common stock to existing shareholders at the completion of the rights offering. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of the HTH's directors and the beneficial owner of approximately 16.7% of HTH's common stock as of the record date for the rights offering, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

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

        NLASCO also leases office space for it and its affiliates in Waco, Texas from affiliates of Mr. Robinson. There are 3 separate leases. The first lease is a month to month lease for office space at a rate of $900 per month. The second lease is a month to month lease at a monthly rental rate of $3,500 per month. The third lease requires payments of $40,408 per month and expires on December 31, 2009, but does have renewal options at the discretion of the lessee.

We closed the sale of our manufactured home communities business

        On July 31, 2007, the Partnership sold substantially all of its assets, including the operating assets used in the Partnership's manufactured home communities business and its manufactured home retail sales and financing businesses in the Farallon Transaction to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC, and GEM Realty Capital, Inc. The Partnership received gross proceeds of $889.3 million in cash, which represents the amount of the excess of the purchase price $1.794 billion less the indebtedness assumed by American Residential Communities LLC. After giving effect to expenses, taxes, and continued outstanding preferred units and senior notes, the Partnership's net cash balance was approximately $550 million. The Partnership used a portion of the proceeds for general working capital, liquidation of OP units, and to repay outstanding obligations. The Partnership retained its ownership of NLASCO insurance operations, and it will seek to make opportunistic acquisitions with certain proceeds from the transaction.

        In conjunction with this sale, HTH transferred the rights to the "Affordable Residential Communities" name and has changed its name to Hilltop Holdings Inc. In connection with the name change, HTH's New York Stock Exchange trading symbols changed to "HTH" for its common stock and "HTHPRA" for its preferred stock, effective as of August 1, 2007. At the date of the closing of the sale, James F. Kimsey, President, COO and Director and Scott Gesell, Executive Vice President and Secretary resigned their positions with HTH.

Lawrence E. Kreider's resignation from HTH

        On June 20, 2007, HTH announced the resignation of Lawrence E. Kreider as Executive Vice President, Chief Financial Officer and Chief Information Officer.

We had modifications to our loan agreements

        On October 27, 2007, NLASCO renewed its line of credit with a financial institution. The line allows for borrowings by NLASCO up to $5 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate, less 0.5% (6.75% at December 31, 2007), which is due quarterly. This line of credit will expire in October 2008.

OVERVIEW OF RESULTS

        For the year ended December 31, 2007, net income available to common partners was $363.9 million or $6.46 per unit, as compared to a net loss available to common partners of $28.6 million, or $0.63 per unit, for the year ended December 31, 2006, and a net loss of $203.9 million or $4.48 per unit, for the year ended December 31, 2005.

        Our results for 2007 include gains on sales of discontinued operations of $366.6 million. This gain comes from the sale of substantially all of our assets used in the manufactured home communities business and its manufactured home retail sales and financing business. In 2007, we also incurred an $11.1 million loss from discontinued operations.

        In addition, we have recast the operations of this line of business as discontinued operations in the accompanying consolidated statements of operations for the twelve months ended December 31, 2007, 2006, and 2005, and recorded gains of $366.6 million and $31.9 million for the years 2007 and 2006 respectively, and a loss of $0.7 million for 2005. During 2006, we sold discontinued operations assets for $85.4 million in cash, net of related debt, defeasance and other closing costs of $75.0 million. Our results for 2006 include gains on sales of assets of discontinued operations of $31.9 million and a loss from discontinued operations of $36.3 million. In 2005, the Partnership recorded losses from discontinued operations of $180.0 million, including a goodwill impairment charge of $78.8 million, a write-down of discontinued assets for $32.1 million, and executive severance costs of $2.1 million.

Segments

        On July 31, 2007, the Partnership sold the manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC and retained ownership of NLASCO. NLASCO operates through its wholly-owned subsidiaries, NLIC and ASIC. Given the homogeneity of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity offering fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. Accordingly, the segment information previously provided is no longer used to monitor us, as we only have insurance company segment information to disclose.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which require us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 1 to the accompanying consolidated financial statements as of and for the year ended December 31, 2007. We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

        Discontinued Operations.    In accordance with guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, we measure our assets of discontinued operations held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the discontinued operations in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the assets of discontinued operations as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets of discontinued operations in the period in which the operations are discontinued and recognize any resulting gains on the sales of assets when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations.

        Losses and Loss Adjustment Expenses.    The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. The amount of loss reserves for reported claims is based primarily on a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information by line of business as adjusted to current conditions. Inflation is ordinarily implicitly provided for in the reserving function through analysis of costs, trends, and reviews of historical reserving results over multiple years.

        When a claim is reported, a "case reserve" is established for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and the experience and knowledge of NLASCO employees. The estimate considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted as more information becomes available.

        We maintain incurred but not reported, IBNR, reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is estimated based on the volume of premiums written and is reviewed quarterly by third party actuaries.

        These liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of, or less than, the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The liability for losses and loss adjustment expenses has not been reduced for reinsurance recoverables.

        Investment Securities.    At December 31, 2007, investment securities consist of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity. Our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability, and intent, to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

        We regularly review our investment securities to assess whether the amortized cost is impaired and if impairment is other than temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, NLASCO considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

        Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

        Deferred Acquisition Costs.    Costs of acquiring insurance vary with, and are primarily related to, the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. NLASCO employees regularly review the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. At December 31, 2007, there was no premium deficiency.

        Revenue Recognition.    Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. NLASCO employees routinely evaluate the premium receivable balance to determine if an allowance for uncollectible accounts is necessary. Other income consists of premium installment charges, which are recognized when earned, and other miscellaneous income.

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

        NLASCO accounts for reinsurance contracts under the provisions of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts," or SFAS 113. Net premiums earned, losses and LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

        Goodwill and Other Indefinite Lived Intangible Assets.    Goodwill represents the excess of the cost over the fair value of the assets of NLASCO. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        Results of insurance operations.    The following table shows the underwriting gain or loss as well as other revenue and expense items included in the financial results of NLASCO for the year ended December 31, 2007. NLASCO's underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. NLASCO's underwriting performance is one of the most important factors in evaluating the overall results of operations given the fluctuations that can occur in loss and LAE due to weather related events as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and fluctuations in other revenue and expense items of NLASCO are discussed in greater detail below (in thousands).

Year Ended December 31, 2007
Underwriting gain
Homeowners	$5,680
Fire	4,993
Mobile Home	2,076
Commercial	868
Other	199

Total underwriting gain	$13,816
Other revenue (expense items)
Net investment income	8,107
Net realized gains (losses) in investments	32
Other income	6,487
Depreciation and amortization	(2,069)
Interest expense	(4,655)

Total other revenue (expense) items	7,902

Operating income before federal income taxes	21,718
Federal income taxes on operating income	7,577

Net income from continuing operations of NLASCO	$14,141

        Revenue.    Revenue for the year ended December 31, 2007 was $131.3 million compared to $2.1 million from continuing operations in 2006. This increase is due to the purchase of NLASCO with revenues of $111.5 million and investment gains and income for HTH of $17.1 million. The $131.3 million in revenue is comprised of net premiums earned of $96.8 million, net investment income of $24.8 million, net gains realized on investments of $3.2 million, and other income of $6.5 million. Revenues related to the manufactured housing business lines prior to the execution of the Farallon Transaction have been reclassified to discontinued operations and are presented net in the caption "Loss from discontinued operations."

        Underwriting Results.    The following table shows the components of NLASCO's underwriting gain for the year ended December 31, 2007. NLASCO's underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands):

Year Ended December 31, 2007
Direct premiums written	$122,708

Net premiums written	$118,357

Net premiums earned	$96,804
Loss and LAE	52,074
Policy acquisition and other underwriting expenses	30,914

Underwriting gain	$13,816

Loss and LAE ratio	53.8%
Policy acquisition and other underwriting expense ratio	28.9%
Combined ratio	82.7%

        NLASCO seeks to operate at a combined ratio of no greater than 85.0%. The loss ratio is the ratio that expresses the relationship of losses to premiums. Loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period. Policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios.

        The industry aggregate for combined ratio for 2006, was 92.5%, well above the combined ratio for NLIC of 78.9% for the same period. NLIC was rated #2 in National Underwriters Property and Casualty magazine 50 Profit Champions. NLIC six year average combined ratio was 80.7%, well below the industry six year average of 102.4%.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business as well as retain exposures which are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks which are under priced for the level of coverage provided.

        Direct premiums written by major product line for the year ended December 31, 2007 are presented in the table below (in thousands):

Year Ended December 31, 2007
Direct Premiums Written:
Homeowners	$54,378
Fire	46,554
Mobile Home	15,714
Commercial	5,685
Other	377

$122,708

        As compared to the historical operations of the NLASCO insurance entities prior to their acquisition by the HTH, total direct premiums written decreased slightly for the year ended December 31, 2007 for all of the insurance products, due in part on management's decision not to renew business in certain markets, as well as, the overall soft insurance market. The lower volume of policies written was partially offset by a slight increase in the average premium per policy written.

        Net premiums written by major product line for the year ended December 31, 2007 are presented in the table below (in thousands):

Year Ended December 31, 2007
Net Premiums Written
Homeowners	$52,456
Fire	44,897
Mobile Home	15,156
Commercial	5,484
Other	364

$118,357

        Total net premiums written were down for the year ended December 31, 2007, as a direct result of the lower volume of direct written premiums.

        Net premiums earned by major product line for the year ended December 31, 2007 are presented in the table below (in thousands):

Year Ended December 31, 2007
Net Premiums Earned:
Homeowners	$42,746
Fire	36,900
Mobile Home	12,396
Commercial	4,470
Other	292

$96,804

        Net premiums earned for the year ended December 31, 2007 were below prior years due to written premium decreases. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO was acquired by Hilltop, the unearned premium balance was adjusted to fair market value as required under GAAP.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the year ended December 31, 2007 were as follows (in thousands):

Year Ended December 31, 2007
Amortization of deferred policy acquisition costs	$14,762
Other underwriting expenses	16,152
Other income	(2,979)

Total policy acquisition and other underwriting expenses	$27,935

Net premiums earned	$96,804

Expense ratio	28.9%

        Loss and Loss Adjustment Expenses.    Loss and loss adjustment expenses are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Since NLASCO was acquired by HTH in January 2007, no loss and loss adjustment expenses were incurred by HTH in 2006. The loss and loss adjustment expense ratio for the year ended

December 31, 2007 of 53.8% has been adjusted to remove the effect of losses attributable to the prior owner.

        NLASCO's net loss and LAE and the gross loss and LAE ratios for the year ended December 31, 2007 are shown in the tables below (in thousands, except claim count figures):

Year Ended December 31, 2007
Loss and LAE:
Homeowners	$23,415
Fire	20,123
Mobile Home	6,361
Commercial	2,175

$52,074

Incurred Claim Count:
Homeowners	7,970
Fire	5,552
Mobile Home	2,270
Commercial	307

16,099

Average Loss and LAE per Claim:
Homeowners	$2,938
Fire	3,624
Mobile Home	2,802
Commercial	7,085
Loss and LAE Ratio:
Homeowners	54.8%
Fire	54.5%
Mobile Home	51.3%
Commercial	48.7%

        General and Administrative Expense.    General and administrative expense for 2007 was $9.4 million as compared to $7.5 million for 2006, an increase of $1.9 million, or 26%. This increase is primarily due to $0.3 million in severance paid to a former executive, $0.8 million in stock options that vested upon the closing of the Farallon Transaction, and $0.7 million in bonuses paid in 2007.

        Depreciation and Amortization Expense.    Depreciation and amortization expense was $2.1 million in 2007. This expense was primarily caused by amortization of intangibles recorded as a result of the NLASCO acquisition. Depreciation and amortization for 2006 was reclassed to discontinued operations.

        Interest Expense.    Interest expense was $11.5 million for 2007, as compared to $7.4 million for 2006, an increase of $4.1 million, or 55%. The increase in interest expense is due to $51 million in debt acquired in the NLASCO purchase, partially offset by a $5.8 million reduction in HTH senior exchangeable notes. Included in interest expense was $0.2 million in loan origination fee amortization for each of the years 2007 and 2006.

        Income Taxes.    Income tax expense for 2007 related to operations of our insurance subsidiary was $6.6 million. The Partnership had no aggregate income tax expense or benefit for the year ended December 31, 2006. We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109.

        Discontinued Operations.    On July 31, 2007, the Partnership sold certain of its assets, including the operating assets of the Partnership's manufactured home businesses, to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC and GEM Realty Capital, Inc. The Partnership received gross proceeds of $889.3 million in cash, which represents the amount of the excess of the purchase price of $1.794 billion over the indebtedness assumed by American Residential Communities LLC. The Partnership recorded a gain on the sale of the manufactured home business of $366.6 million in 2007. In July, when this transaction occurred, the Partnership accrued for expenses related to the sale. As of December, all expenses related to the sale have been paid and the accrual was reduced, resulting in an additional $2.9 million gain on sale in the fourth quarter of 2007.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," or SFAS 144 all of the operating assets of the Partnership's manufactured home line of business have been classified as discontinued operations and those not sold prior to December 31, 2006 have been classified as assets held for sale. We have included $1,509.6 million of assets related to this line of business as assets held for sale in the accompanying consolidated balance sheet as of December 31, 2006, and $992.7 million of accounts payable and other obligations related to this line of business as liabilities related to assets held for sale. In addition, we have recast the operations for these assets as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006.

        Operations of the discontinued manufactured home line of business for the twelve months ended December 31, 2007 and 2006 recorded losses of $11.1 million and $36.3 million, respectively, and gains were recorded on the sale of discontinued operations of $366.6 million and $31.9 million for the years 2007 and 2006, respectively. The 2006 gain was produced from the sale of discontinued operations previously discontinued, which was sold for $85.4 million in cash net of related debt, defeasance and other closing costs of $75.0 million.

        For discontinued operations, we considered a manufactured home community to be discontinued when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by SFAS 144 we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the asset identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the asset classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets in the period in which the properties are discontinued and recognize any resulting gains on the sales of assets when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell assets previously classified as held for sale, the assets will be reclassified as held and used. An asset that is reclassified shall be measured at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell.

        Preferred Unit Distribution.    In each of the years ended December 31, 2007 and 2006, we recorded four quarterly preferred stock distributions declared at the annual rate of 8.25%, or $2.0625 per unit on the 5.0 million Series A Preferred Partnership Units outstanding.

        Net Income (Loss) Attributable to Common OP Unit Holders.    As a result of the foregoing, our net income attributable to common OP unit holders was $363.9 million for 2007, as compared to a net loss of $28.6 million for 2006, an increase of $392.5 million. The majority of this is due to the sale of the manufactured housing communities' line of business and its manufactured housing retail sales and finance line of business.

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

        General and Administrative Expense.    General and administrative expense for the year ended December 31, 2006, was $7.5 million, as compared to $11.0 million for the year ended December 31, 2005, a decrease of $3.5 million, or 32%. This decrease primarily was due to lower salaries and benefits of approximately $0.9 million from decreased staffing levels and lower professional fees $2.9 million.

        Interest Expense.    Interest expense for the year ended December 31, 2006 was $7.4 million, as compared to $2.8 million for the year ended December 31, 2005, an increase of $4.6 million. The increase is due to the $96.6 million senior notes issued on August 15, 2005 which were outstanding for the full year ended December 31, 2006. Included in interest expense was $0.2 million and $0.1 million in loan origination fee amortization for each of the years 2006 and 2005, respectively.

        Income Taxes.    The Partnership had no aggregate income tax expense or benefit for the years ended December 31, 2006 and 2005. This is due to the reclassification as discontinued operations of substantially all of the Partnership's operations for 2006 and 2005, and the Partnership's status as a REIT for federal tax purposes in 2005. We allocate income taxes between continuing and discontinued operations in accordance with SFAS 109.

        Discontinued Operations.    In accordance with the provisions of SFAS 144, all of the operating assets of the Partnership's manufactured home line of business have been classified as discontinued operations and those not sold prior to December 31, 2006 have been classified as assets held for sale. As a result of this action, we have recast the operations for these assets as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005.

        Operations of the discontinued manufactured home line of business for the twelve months ended December 31, 2006 and 2005 recorded losses of $36.3 million and $180.0 million, respectively, and a gain was recorded on the sale of discontinued operations of $31.9 million for 2006 and a loss of $0.7 million for 2005. On December 15, 2005, the Partnership held an auction in which it offered 71 communities for sale. The Partnership ultimately entered into contracts to sell 38 of these communities. In 2006, the Partnership entered into contracts to sell another three communities, bringing the total number of discontinued communities to 41. During 2006, the Partnership closed 40 of these community sales. The 2005 loss included a goodwill impairment charge of $78 million, interest charges of $72.5 million, a write-down of discontinued assets for $21.8 million, and executive severance costs of $2.1 million.

        Preferred Unit Distribution.    For both of the years ended December 31, 2006 and 2005, we have recorded four quarterly preferred unit distributions declared at the annual rate of 8.25%, or $2.0625 per unit, on the 5.0 million Series A Preferred Partnership Units outstanding.

        Net Loss Attributable to Common UP Unit Holders.    As a result of the foregoing, our net loss attributable to common OP unitholders was $28.6 million for the year ended December 31, 2006, as compared to $203.9 million for the year ended December 31, 2005, a reduction in net loss of $175.3 million. Our results for 2006 include gains on sales of discontinued operations of $31.9 million. Results for 2006 also include a total of $1.1 million of charges related to early termination of debt and a loss on the sale of an airplane. Our results for 2005 were impacted by the following charges totaling $108.8 million, net of minority interest: (i) goodwill impairment of $78.8 million; (ii) real estate and retail home asset impairment of $21.8 million; (iii) $10.3 million of impairment related to discontinued operations; and (iv) employee severance of $2.9 million related to the termination of executive officers.

LIQUIDITY AND CAPITAL RESOURCES

        We are a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,085 million at December 31, 2007. HTH's primary investment objectives as a holding company are to preserve capital and have available cash resources to utilize in making opportunistic acquisitions, and, if necessary or appropriate, from additional equity or debt financing sources.

        On July 31, 2007, we sold substantially all of our operating assets used in our manufactured home community business and our manufactured home retail sales and financing businesses in the Farallon Transaction. We received gross proceeds of $889.3 million in cash and the buyer also assumed all of our approximately $943 million in debt related to this line of business.

        As of December 31, 2007, we had approximately $783.0 million in cash and cash equivalents, consisting of approximately $738.7 million owned by HTH and $44.3 million owned by NLASCO and its subsidiaries. At December 31, 2007, we had total investments of approximately $191.0 million, consisting investments in available-for-sale equities of with a fair value of $43.0 million, and approximately $148.0 million in fixed maturities and equity securities owned by NLASCO and its subsidiaries. This is compared to $29.3 million of cash and cash equivalents from continuing operations at December 31, 2006.

        As of December 31, 2007, we had approximately $142.4 million of debt, consisting of approximately $90.9 million of senior exchangeable notes and approximately $51.5 million of debt owed by NLASCO and its subsidiaries.

        Our short-term liquidity needs as of December 31, 2007 include (a) funds for dividend payments on the $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay claims of NLASCO and subsidiaries, (c) funds to service the $90.9 million of senior exchangeable notes, and (d) funds to service the debt owed by NLASCO and its subsidiaries.

        Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. NLASCO's strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constituted $183 million, or 95%, of NLASCO's $192.4 million in investments at December 31, 2007. NLASCO had $9.4 million, or 5% of its investments, in equity investments as of December 31, 2007. NLASCO has no investments in subprime mortgages. NLASCO has custodial agreements with A.G. Edwards and Wells Fargo Bank and an investment management agreement with Hyperion Brookfield Asset Management, Inc.

        NLASCO liquidity requirements are met primarily by positive cash flow from operations and investment activity. Primary sources of cash from insurance operations are premiums and other considerations, net investment income and investment sales and maturities. Primary uses of cash include payments of claims, operating expenses and income taxes and purchases of investments. NLASCO's insurance subsidiaries have regulatory restrictions on the amount of dividends they can declare.

        NLASCO's investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        We believe that existing cash and investment balances, when combined with anticipated cash flows from operations and dividends from our insurance companies, will be adequate to meet our expected liquidity needs for the reasonably foreseeable future. We will continue to pursue and investigate possible strategic investments. In that regard, we may need to secure external financing. We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our business plan. See "Item 1A. Risk Factors."

Restrictions on Dividends and Distributions

        Aside from investment income on invested assets, as a holding company HTH relies distributions from our subsidiaries. The payment of distributions from our insurance subsidiaries NLIC and ASIC are subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay distributions.

        Under Texas State Insurance Law for property and casualty companies, all distributions must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, distributions cannot be declared or distributed which exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. NLIC and ASIC did not pay any distributions to NLASCO during the eleven months ended December 31, 2007. At December 31, 2007, the maximum aggregate distribution that may be paid from NLIC and AISC to NLASCO in 2008 without regulatory approval is approximately $21.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2007, NLASCO's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC has adopted risk-based capital, or RBC, requirements for insurance companies that establish minimum capital requirements relating to insurance risk, credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2007, NLASCO's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be requirements.

        We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including dividend payments on our Series A cumulative redeemable preferred stock and debt payments on our senior exchangeable notes.

CASH FLOWS

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        Cash provided by operations was $22.7 million in 2007, as compared to $37.0 million in 2006. Cash provided by operations decreased primarily due to the sale of the manufactured housing business and subsequent reclass to discontinued operations.

        Cash provided by investing activities was $742.0 million and $135.5 million in 2007 and 2006, respectively. The increase in cash from investing activities primarily was due to proceeds from discontinued operations of $881.1 million, cash acquired in the NLASCO purchase of $45.5 million, proceeds of securities sold and matured of $50.1 million, partially offset by $115.4 million in cash used in the NLASCO acquisition, $117.8 million used to purchase securities and the $137.2 million proceeds from community sales in 2006.

        Cash used in financing activities was $11.0 million in 2007, compared with $171.2 million in 2006. The decrease in cash used in financing activities primarily was due the common units rights offering in 2007 of $80.0 million and the issuance of $20.0 million in common OP units. This was partially offset by the $17.9 million paid to liquidate OP unit holders, the $10.6 million payment of preferred distributions, the $5.8 million reduction in debt, the $69.6 million partnership distribution for the payment of taxes related to the Farallon sale, and $6.2 million used to pay debt related to discontinued operations. In 2006, we made debt payments related to discontinued operations of $159.4 million and paid $11.5 million in preferred distributions and repurchase of partnership units.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

        Cash provided by operations was $37.0 million and $7.0 million in 2006 and 2005, respectively. Cash provided by operations increased mainly from a $32.9 million gain on discontinued operations in 2006.

        Cash provided by investing activities in 2006 was $135.5 million compared with $112.9 million used in 2005. The increase in cash from investing activities primarily was due to net proceeds of $137.2 million from assets sales in 2006 as opposed to net purchases of $113.0 million in assets in 2005.

        Cash used by financing activities was $171.2 million in 2006, compared with $101.0 million provided in 2005. The decrease in cash was due to cash proceeds from discontinued operations in 2005 of $160.4 million versus cash used in 2006 of $159.4 million. Also reducing the provision of cash in 2005 was $35.1 million in distributions paid on common OP units, $8.9 million spent on the repurchase of partnership units and $3.7 million in loan origination costs.

INFLATION

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2007, 2006 and 2005. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of labor and utilities.

COMMITMENTS

        At December 31, 2007, we have $142.4 million of outstanding indebtedness. It consists of the following: $90.9 million, or 64%, of our total indebtedness is fixed rate and $51.5 million, or 36%, is variable rate. At December 31, 2007, we had the following indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable(1)	Total	Fixed	Variable	Total
2008	$—	$4,018	$4,018	$6,814	$4,567	$11,381	$6,814	$8,585	$15,399
2009	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2010	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2011	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2012	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
Thereafter	90,850	47,500	138,350	86,330	93,129	179,459	177,180	140,629	317,809

Commitments	$90,850	$51,518	$142,368	$120,400	$115,060	$235,460	$211,250	$166,578	$377,828

(1)
For variable rate debt, interest commitments were calculated as expected interest payments based on the weighted average interest rate.

        At December 31, 2007 the following table shows our outstanding commitments for leases (in thousands).

	Payments Due by Period
Lease Obligations	Less than 1 year	1-3 years	Total
Total lease obligations	$578	$618	$1,196

        NLASCO's loss reserves do not have contractual maturity dates. However, based on historical payment patterns, the following table estimates when management expects the loss reserves to be paid. The timing of payments is subject to significant uncertainty. NLASCO maintains a portfolio of investments with varying maturities to provide adequate cash flows for the payment of claims.

Reserves in thousands
2008	$15,016
2009	1,990
2010	543
2011	180
2012	181
Thereafter	181

$18,091

        The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2007 excluding indebtedness related to assets held for sale (in thousands):

	Year Ended December 31,
	2007	2006
Senior exchangeable notes due 2025, 7.50% per annum	$90,850	$96,600
Insurance company line of credit due October 2008, base rate less 0.5% per annum (6.75% at December 31, 2007)	4,018	—
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (8.80% at December 31, 2007)	10,000	—
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (8.75% at December 31, 2007)	10,000	—
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (8.75% at December 31, 2007)	7,500	—
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (8.10% at December 31, 2007)	20,000	—

	$142,368	$96,600

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No.157, Fair Value Measurement, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for companies with fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent our long-term measurement objectives of accounting for financial instruments. SFAS 159 is effective for companies with fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our financial statements.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. We do not believe SFAS 141R will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,or SFAS 160. SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the Noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. We do not believe SFAS 160 will have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We currently do not use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        As of December 31, 2007 our total debt outstanding was $142.4 million, comprised of approximately $90.9 million of indebtedness subject to fixed interest rates. Approximately $51.5 million, or 36%, of our total consolidated debt is variable rate debt.

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

        The fair value of debt outstanding as of December 31, 2007 was approximately $155.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See "Financial Statements," commencing on page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

        This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

        There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

  None

PART III

        HTH is our sole general partner and manages us through its officers and directors. Certain information required by Part III is omitted from this report in that HTH has filed its Annual Report on Form 10-K for the year ending December 31, 2007, and certain information included therein is incorporated herein by reference. Only those sections of the HTH Form 10-K which specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information concerning HTH's directors and executive officers required by this Item is incorporated by reference to HTH's Form 10-K for the year ended December 31, 2007.

        The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is to be set forth in HTH's Form 10-K for the year ended December 31, 2007 and is hereby incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to HTH's Form 10-K for the year ended December 31, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to HTH's Form 10-K for the year ended December 31, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to HTH's Form 10-K for the year ended December 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to HTH's Form 10-K for the year ended December 31, 2007.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.
Hilltop Holdings, Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005	F-4
	Consolidated Statements of Partners' Capital for the Years Ended December 31, 2007, 2006 and 2005	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005	F-6
	Notes to Consolidated Financial Statements	F-8
2.	Financial Statement Schedules.
Schedule I Summary of Investments—Other Than Investments in Related Parties
Schedule III Supplemental Insurance Information
Schedule IV Reinsurance
3.	Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.
By:	/s/ LARRY D. WILLARD Larry D. Willard Chief Executive Officer (Principal Executive Officer)

MARCH 26, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LARRY D. WILLARD Larry D. Willard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2008
/s/ DARREN PARMENTER Darren Parmenter	Senior Vice President (Principal Financial and Accounting Officer)	March 26, 2008
/s/ RHODES BOBBITT Rhodes Bobbitt	Director and Audit Committee Member	March 26, 2008
/s/ W. JORIS BRINKERHOFF W. Joris Brinkerhoff	Director	March 26, 2008
/s/ CHARLES R. CUMMINGS Charles R. Cummings	Director and Chairman of Audit Committee	March 26, 2008
/s/ GERALD J. FORD Gerald J. Ford	Chairman of the Board	March 26, 2008
/s/ J. MARKHAM GREEN J. Markham Green	Director and Audit Committee Member	March 26, 2008
/s/ C. CLIFTON ROBINSON C. Clifton Robinson	Director	March 26, 2008
/s/ JAMES R. "RANDY" STAFF James R. "Randy" Staff	Director	March 26, 2008
/s/ CARL B. WEBB Carl B. Webb	Director	March 26, 2008

Exhibit Number	Description of Exhibit
2.1	Transaction Agreement, dated April 17, 2007, by and among Affordable Residential Communities Inc., Affordable Residential Communities LP, ARC Dealership, Inc., ARC Management Services, Inc., ARCIV GV, Inc., ARCMS, Inc., ARC TRS, Inc., Salmaho Irrigation Co., Windstar Aviation Corp., ARC/DAM Management, Inc., Colonial Gardens Water, Inc., and American Riverside Communities LLC (filed as Exhibit 2.1 to Affordable Residential Communities Inc. (the "Parent") Current Report on Form 8-K filed on April 17, 2007, and incorporated herein by reference).
3.1
First Amended and Restated Agreement of limited Partnership of Affordable Residential Communities LP, dated February 11, 2004 (filed as Exhibit 10.1.1 to the Parent's Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).
3.2
Amendment to the First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated July 3, 2007 (filed as Exhibit 10.1 to the aparent's Current Report of Form 8-K filed on July 6, 2007, and incorporated herein by reference).
4.1
First Amended and Restated Pairing Agreement, dated February 12, 2004, by and between Affordable Residential Communities Inc. and Affordable Residential Communities LP (filed as Exhibit 4.5 to the Parent's Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).
4.2.1
Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, regarding the 7 1/2% Senior Exchangeable Notes Due 2025 of Affordable Residential Communities LP (filed as Exhibit 99.3 to the Parent's Current Report on Form 8-K filed on August 3, 2005, and incorporated herein by reference).
4.2.2
Form of Waiver to the Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, with respect to the 7 1/2% Senior Exchangeable Notes Due 2025 (filed as Exhibit 10.1 to the Parent's Current Report on Form 8-K filed on July 17, 2007, and incorporated herein by reference).
10.1.1†
Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Parent's Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).
10.1.2†
Form of Restricted Stock Grant Agreement for use under the Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.1.3†
Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Parent's Current Report on Form 8-K filed on July 31, 2006, and incorporated by reference).
10.2†
Affordable Residential Communities Inc. Management Incentive Plan (filed as Exhibit 10.6 to the Parent's Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).

10.3†
Separation and Release Agreement, dated as of October 26, 2004, by and between George W. McGeeney, Affordable Residential Communities Inc. and ARC Management Services, Inc. (filed as Exhibit 10.1 to the Parent's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).
10.4
Third Amended and Restated Registration Rights Agreement, dated February 18, 2004, by and among Affordable Residential Communities Inc. and the parties listed on the exhibits thereto (filed as Exhibit 10.5 to the Parent's Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).
10.5
Registration Rights Agreement, dated August 9, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 99.4 to the Parent's Current Report on Form 8-K filed on August 3, 2005, and incorporated herein by reference).
10.6
Common Stock Delivery Agreement, dated August 9, 2005, by and between Affordable Residential Communities LP and Affordable Residential Communities Inc. (filed as Exhibit 99.5 to the Parent's Current Report on Form 8-K filed on August 9, 2005, and incorporated herein by reference).
10.7
Second Amendment to Credit Agreement, dated April 5, 2006, by and among ARC Housing LLC, ARC Housing TX LP and Merrill Lynch Mortgage Capital Inc. (filed as Exhibit 10.1 to the Parent's Current Report on Form 8-K filed on April 10, 2006, and incorporated herein by reference).
10.8.1
Loan Agreement, dated July 11, 2006, by and among ARCML06 LLC, ARC18TX LP, ARC18FLD LLC, ARC18FLSH LLC, ARCFLMC LLC and ARCFLSV LLC, as co-borrowers, and Merrill Lynch Mortgage Lending, Inc.(filed as Exhibit 10.1 to the Parent's Current Report on Form 8-K filed on July 17, 2006, and incorporated herein by reference).
10.8.2
Guaranty of Non-Recourse Obligations, dated July 11, 2006, by and between Affordable Residential Communities LP and Merrill Lynch Mortgage Lending, Inc. (filed as Exhibit 10.2 to the Parent's Current Report on Form 8-K filed on July 17, 2006, and incorporated herein by reference).
10.9
Time Share Agreement, dated July 15, 2006, by and between Larry D. Willard and Affordable Residential Communities LP (filed as Exhibit 10.1 to the Parent's Current Report on Form 8-K filed on July 19, 2006, and incorporated herein by reference).
10.10
Time Share Agreement, dated July 15, 2006, by and between James F. Kimsey and Affordable Residential Communities LP (filed as Exhibit 10.2 to the Parent's Current Report on Form 8-K filed on July 19, 2006, and incorporated herein by reference).
10.11
Stock Purchase Agreement, dated October 6, 2006, by and among Affordable Residential Communities Inc., ARC Insurance Holdings Inc., C. Clifton Robinson, C.C. Robinson Property, Ltd. and the Robinson Charitable Remainder Unitrust (filed as Exhibit 2.1 to the Parent's Current Report on Form 8-K filed on October 10, 2006, and incorporated herein by reference).
10.12
Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and C. Clifton Robinson. (filed as Exhibit 10.1 to the Parent's Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).
21.1*	List of Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

†
Exhibit is a management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To The Partners of Affordable Residential Communities LP:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Affordable Residential Communities LP and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
March 26, 2008

AFFORDABLE RESIDENTIAL COMMUNITIES LP

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(in thousands)

	December 31, 2007	December 31, 2006
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $120,769)	$131,904	$—
Held-to-maturity securities, at amortized cost (fair value of $6,453)	6,784	—
Equity securities
Available for sale securities, at fair value (amortized cost of $9,544)	52,336	—

Total investments	191,024	—
Cash and cash equivalents	783,008	29,281
Accrued interest and dividends	1,497	—
Premiums receivable	21,287	—
Reinsurance receivable, net of uncollectible amounts	14,521	—
Deferred policy acquisition costs	2,692	—
Prepaid reinsurance premiums	3,300	—
Deferred income taxes	21,151	—
Property and equipment, net	533	—
Intangible assets, definite life	12,880	—
Intangible assets, indefinite life	3,000	—
Loan origination costs, net	3,462	3,663
Goodwill	23,613	—
Other assets	3,557	165
Assets held for sale	—	1,509,823

	$1,085,525	$1,542,932

Liabilities and Partners' Capital
Liabilities
Reserve for losses and loss adjustment expenses	$18,091	$—
Unearned premiums	68,410	—
Reinsurance payable	190	—
Accounts payable and accrued expenses	13,017	4,157
Income taxes payable	—	—
Notes payable	142,368	96,600
Distributions payable	1,719	1,903
Other liabilities	5,273	—
Liabilities related to assets held for sale	—	992,660

Total Liabilities	249,068	1,095,320

Commitments and Contingencies
Partners' Capital
Preferred partnership units	119,108	136,750
Common partnership units:
General partner	717,349	300,357
Limited partners	—	10,505

Total partners' capital	836,457	447,612

Total liabilities and partners' capital	$1,085,525	$1,542,932

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands except per unit data)

	2007	2006	2005
Revenue:
Net premiums earned	$96,804	$—	$—
Net investment income	24,829	2,133	2,266
Net realized gains on investments	3,205	—	—
Other income	6,445	—	—

Total revenue	131,283	2,133	2,266

Expenses:
Loss and loss adjustment expenses	52,074	—	—
Policy acquisition and other underwriting expenses	30,914	—	—
General and administrative expenses	9,414	7,477	10,996
Depreciation and amortization	2,069	—	—
Interest expense	11,539	7,436	2,814

Total expenses	106,010	14,913	13,810

Income (Loss) from continuing operations before income tax benefit and allocation to minority interest	25,273	(12,780)	(11,544)
Income tax expense from continuing operations	(6,574)	—	—

Income (Loss) from continuing operations	18,699	(12,780)	(11,544)
Loss from discontinued operations	(11,124)	(36,309)	(180,040)
Gain (Loss) on sale of discontinued operations	366,621	31,871	(678)

Net income (loss)	374,196	(17,218)	(192,262)
Preferred unit distributions	(10,313)	(11,416)	(11,672)

Net income (loss) attributable to common OP unitholders	$363,883	$(28,634)	$(203,934)

Income (Loss) per unit from continuing operations less preferred unit distributions
Basic income (loss) per unit	$0.33	$(0.28)	$(0.25)

Diluted income (loss) per unit	$0.33	$(0.28)	$(0.25)

Income (Loss) per unit from discontinued operations
Basic income (loss) per unit	$6.32	$(0.10)	$(3.97)

Diluted income (loss) per unit	$6.31	$(0.10)	$(3.97)

Income (Loss) per unit attributable to common OP unitholders
Basic income (loss) per unit	$6.46	$(0.63)	$(4.48)

Diluted income (loss) per unit	$6.46	$(0.63)	$(4.48)

Weighted average unit information
Basic units outstanding	56,290	45,290	45,566

Diluted units outstanding	56,326	45,290	45,566

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES LP

CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands)

	Common OP Unitholders
	General Partner	Limited Partners	Preferred OP Unitholders	Total Partners' Capital
Balance at December 31, 2004	$540,168	$31,522	$144,250	$715,940
Net income (loss) attributable to partners	(194,785)	(9,149)	—	(203,934)
Other comprehensive loss	(625)	—	—	(625)

Comprehensive loss	—	—	—	(204,559)
Redemption of Series "B" PPU's	—	—	(7,500)	(7,500)
Redemption of OP units for cash	—	(6,409)	—	(6,409)
Redemption of OP units for HTH common stock	704	(704)	—	—
Distribution to OP Unitholders	(20,451)	(1,172)	—	(21,623)
Common unit issuances	67	—	—	67
Vesting of unearned compensation	315	—	—	315
Transfer between general and limited partners	(177)	177	—	—

Balance at December 31, 2005	$325,216	$14,265	$136,750	$476,231

Net income (loss) attributable to partners	(27,731)	(903)		(28,634)
Other comprehensive loss	(583)			(583)

Comprehensive loss	—	—	—	(29,217)
Redemption of OP Units	3,582	(3,688)		(106)
Transfer of capital	(831)	831		—
Common unit compensation	704			704

Balance at December 31, 2006	$300,357	$10,505	$136,750	$447,612

Net income (loss) attributable to partners	364,560	(677)	—	363,883
Other comprehensive loss	(1,048)	(5)	—	(1,053)

Comprehensive income	—	—	—	362,830
Premium paid to OP Unitholders for redemption	(7,656)	—		(7,656)
Common OP Unitholders redemptions for cash	—	(10,196)	—	(10,196)
Common OP Unitholders redemptions for OP units	1,000	(1,000)	—	—
Common unit compensation	1,660	—	—	1,660
Preferred OP Unitholders redemption	17,642	—	(17,642)	—
Rights offering	78,449	—	—	78,449
Unit issuances	33,358	—	—	33,358
Distribution—general partner tax payment	(69,600)	—	—	(69,600)
Transfer between general and limited partners	(1,373)	1,373	—	—

Balance at December 31, 2007	$717,349	$—	$119,108	$836,457

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006 and 2005

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flow from operating activities
Net income (loss)	$374,196	$(17,218)	$(192,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,037	—	—
Deferred income taxes	1,769	—	—
Increase in unearned premiums	18,839	—	—
Increase in deferred acquisition costs	(14,521)	—	—
Realized gains on investments	(3,205)	—	—
Purchases of trading securities	(419)	—	—
Proceeds from sales of trading securities	1,046	—	—
Amortization of loan origination costs	201	191	77
Unit grant compensation expense	1,660	704	382
Adjustments related to discontinued operations	(494)	86,228	190,133
(Gain) Loss on sale of discontinued operations	(366,621)	(32,856)	8,705
Payable to related party	3,766	—	—
Changes in operating assets and liabilities	4,480	—	—

Net cash provided by operating activities	22,734	37,049	7,035

Cash flow from investing activities
NLASCO acquisition	(115,407)	(1,693)	—
Cash acquired from NLASCO	45,457	—	—
Purchases of fixed assets	(401)	—	—
Purchases of available-for-sale securities	(117,842)	—	—
Purchases of held-to-maturity securities	(1,062)	—	—
Proceeds from sales of available-for-sale securities	30,541	—	—
Proceeds from maturities of available-for-sale securities	17,249	—	—
Proceeds from maturities of held-to-maturity securities	2,350	—	—
Proceeds from or purchases of assets related to discontinued operations	881,149	137,163	(112,948)

Net cash provided by (used in) investing activities	742,034	135,470	(112,948)

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES LP

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006 and 2005

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flow from financing activities
Cash flow from rights offering and unit issuances
Common OP unit rights offering	80,000	—	—
Common OP unit offering expenses	(1,551)	—	—
Proceeds from issuances of common OP units	20,000	—	—
Proceeds from issuance of debt	438	—	—
Repayment of debt	(5,750)	—	—
Payment of partnership common distributions	—	—	(35,148)
Payment of partnership preferred distributions	(10,564)	(11,416)	(11,672)
Payment of partnership distribution	(69,600)	—	—
Repurchase of common partnership units	—	(106)	(6,409)
Repurchase of preferred partnership units	—	—	(2,501)
Proceeds from or payments related to discontinued operations	(6,169)	(159,391)	160,393
Liquidation of unitholders	(17,852)	—	—
Loan origination costs	7	(251)	(3,683)

Net cash provided by (used in) financing activities	(11,041)	(171,164)	100,980

Net increase in cash and cash equivalents	753,727	1,355	(4,933)
Cash and cash equivalents, beginning of period	29,281	27,926	32,859

Cash and cash equivalents, end of period	$783,008	$29,281	$27,926

Non-cash financing and investing transactions:
Debt and other liabilities assumed in the NLASCO acquisition	$136,288	$—	$—

Redemption of PPUs for common OP units	$18,873	$3,585	$704

Fair value of common OP units issued in the NLASCO acquisition	$13,359	$—	$—

Notes receivable issued for manufactured home sales	$2,829	$5,557	$25,096

Dividends declared but unpaid	$1,719	$1,903	$1,903

Supplemental cash flow information:
Cash paid for interest	$13,375	$77,685	$69,468

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 and 2005

1.     Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        Affordable Residential Communities LP, or the Partnership or the Operating Partnership or the OP, is a limited partnership that was engaged in the acquisition, renovation, repositioning and operation of manufactured home communities, the rental of manufactured homes, the retail sale of manufactured homes and other related businesses. We were organized in July of 1998 and operate primarily through our subsidiaries. Our general partner is Hilltop Holdings Inc., or HTH, previously Affordable Residential Communities Inc.

        On January 31, 2007, we acquired all of the stock of NLASCO, Inc., or NLASCO, a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company, or NLIC and American Summit Insurance Company, or ASIC. Texas is our largest market area and comprises approximately 74% of our business, with Arizona (10%), Tennessee (7%), Oklahoma (4%) Louisiana (2%), and the remaining states in which we do business makes up the other 3%.

        On July 31, 2007, the Partnership closed the sale of the manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC, as discussed in Note 14 and retained ownership of the recently acquired NLASCO. In conjunction with this sale, the Partnership transferred the rights to the "Affordable Residential Communities" name, changed its name to Hilltop Holdings Inc., and moved its headquarters to Dallas, Texas. Our insurance operations are headquartered in Waco, Texas.

        Hilltop Holdings, Inc., or HTH, common stock is listed on the New York Stock Exchange under the symbol "HTH". Their Series A Cumulative Redeemable Preferred Stock is listed on the New York Stock Exchange under the symbol "HTHPRA". HTH has no public trading history prior to February 12, 2004.

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

Basis of Presentation

        The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or GAAP, and in conformity with the rules and regulations of the Securities and Exchange Commission.

        The preparation of financials statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities, and the reported amount of revenues and expenses during the reported period. Operating results and cash flows of NLASCO are for the eleven months from the date of acquisition, January 31, 2007, through December 31, 2007. Actual results may differ from previously estimated amounts. The consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Partnership, and all such adjustments are of a normal and recurring nature.

        We have reclassified certain prior period amounts to conform to the current year presentation.

Summary of Significant Accounting Policies

Investment Securities

        Investment securities at December 31, 2007 consisted of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity. Our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Premiums Receivable

        Premiums receivable include premiums written and not yet collected. The Partnership regularly evaluates premiums receivable and establishes valuation allowances as appropriate. At December 31, 2007, the Partnership determined no valuation allowance was necessary.

Deferred Acquisition Costs

        Costs of acquiring insurance vary with and are primarily related to the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Partnership regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. At December 31, 2007, there was no premium deficiency.

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

        The Partnership accounts for reinsurance contracts under the provisions of Statement of Financial Accounting Standards, or SFAS 113, "Accounting and Reporting for Reinsurance on Short-Duration and

Long-Duration Contracts." Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

Goodwill and Other Intangible Assets

        Goodwill is the excess of cost over fair value of net assets acquired. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Partnership determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In connection with an acquisition made by NLASCO prior to its acquisition by HTH, the NLASCO may make additional contingent acquisition payments of up to $1.5 million based on attainment of certain financial targets. Other indefinite lived intangible assets consist of $3.0 million of estimated fair value of state licenses acquired in the NLASCO purchase.

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

        Customer and agent relationships are amortized using the sum of the years digits method to approximate the non-renewal rate of customers and attrition of agents. The trade name and software are amortized using the straight-line method.

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

Loan Origination Costs

        We capitalize loan origination costs associated with financing of debt. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. We amortized $0.2 million of loan origination costs for the years ended December 31, 2007 and 2006, and $0.1 million of loan origination costs in 2005, which is included in interest expense. Accumulated amortization was $0.5 million and $0.3 million as of December 31, 2007 and 2006, respectively.

Other Assets

        Included in prepaid expenses and other assets are prepaid insurance of $1.1 million, $0.7 million held by the state as guaranty assessments, and other miscellaneous prepaid expenses.

Reserve for Losses and Loss Adjustment Expenses

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

Income Taxes

        We are a partnership for tax purposes and as such do not pay Federal or state taxes for HTH or any of its subsidiaries. Our income is taxed to our partners in their individual returns, and we therefore do not record an income tax provision for the Partnership. One of our subsidiaries is a corporation which owns 100% of NLASCO and files a consolidated tax return. At December 31, 2007, this subsidiary has net operating loss carry-forwards, or "NOLs", for Federal income tax purposes, subject to certain limitations of approximately $81.7 million, and this subsidiary expects to utilize approximately $83.0 million for regular and alternative minimum tax. The NOLs expire in 2018 through 2024. The NOLs for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        Income taxes of the subsidiary are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carry-forwards. Deferred tax assets are reduced by valuation allowance to the extent that their benefits are not expected to be realized.

        Effective January 1, 2007, we adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more than likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

        The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in no change to the January 1, 2007 balance of partner's capital. Our subsidiary's policy for interest and penalties related to income tax exposures is to recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of operations.

        We have deferred tax assets related to our insurance subsidiary. These deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. At December 31, 2007 and 2006, a valuation allowance of $4.6 million and $84.4 million, respectively, was recorded to reduce deferred tax assets to the amount expected to be recoverable.

        From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various Federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions.

Convertible Debt

        In August 2005, our Operating Partnership, or OP issued $96.6 million aggregate principal amount of senior notes which are exchangeable at an initial rate of 69.8812 shares of common stock per $1,000 principal amount of the notes and callable under certain circumstances. The notes are treated as a combined instrument and not bifurcated to separately account for any embedded derivative instruments principally because in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (i) the conversion feature is indexed to HTH's common stock and would be classified in stockholders' equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts. As a result of our rights offering in January 2007, at which we offered shares of our common stock for sale at a below-market price of $8 per share, the exchangeable rate of our convertible debt was adjusted to 73.95 shares of common stock per $1,000 principal amount of the notes equal to an initial exchange rate of $13.52 per share.

Unit Based Compensation

        On December 16, 2004, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) became effective on January 1, 2006 and we have adopted the standard using the modified prospective method. Since our only share based payments through December 31, 2005 were nominal restricted stock issuance and units issued to members of the board of directors as compensation, the implementation of SFAS 123(R) did not have a material impact on our financial position, results of operations or cash flows.

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested, at December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize these compensation costs for only those awards expected to vest over the service period of the award. Prior to the adoption of SFAS 123(R) we recognized stock-based compensation expense in accordance with Accounting Principles Board, or APB Opinion No. 25, Accounting for Stock Issued to Employees, APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, regarding their interpretation of SFAS 123(R) and the valuation of share-based payment awards for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

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

Warrants

        On August 9, 2000, while HTH was privately held, 1,250,000 warrants were issued to all existing unitholders at the time of entering into a significant cash equity contribution agreement with a new unitholder. The warrants give each holder the right to purchase one share of HTH common stock at an original exercise price of $11.70 per share. HTH received no cash or other consideration from the existing shareholders for the warrants. Because the warrants were issued in conjunction with an equity contribution, they are considered a cost of equity issuance and there is no impact on the financial statements from the issuance of the warrants because all transactions are recorded within additional paid-in capital. Because the HTH received no consideration for the warrants and because there was no active market for its common stock or warrants at the time of issuance in 2000, we determined that the fair value of the warrants was immaterial. The warrants remain outstanding and expire if not exercised prior to 5:00 PM, New York City time, on July 23, 2010.

        The warrants, which represent a written call option on HTH common shares, originally allowed for the purchase of HTH's shares at a fixed price per share of $11.70. On January 23, 2004, in preparation for the IPO, we affected a 0.519-for-1 reverse split of HTH common stock. Subsequent to this, we have declared cash distributions, issued common units and paid unit compensation to our non-management directors. As a result, the exercise price per unit under the outstanding warrants has been adjusted to $15.60 and the total number of shares of HTH common stock issuable upon exercise of all warrants was adjusted to 937,440 as of December 31, 2007. The closing price of HTH common stock was $10.92 as of December 31, 2007, significantly below the warrant exercise price of $15.60.

        The accounting for our warrants is governed by Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, or EITF 00-19. We can settle our warrants only through physical settlement or net share settlement. According to EITF 00-19 the initial classification and measurement is in equity at fair value. Subsequently, the warrants should continue to be classified in partner's capital with no changes in fair value being recorded after the initial measurement. The Partnership believes capital classification for its warrants is appropriate based upon its analysis in accordance with "The Model" outlined in EITF 00-19. The Partnership was not required to revalue the warrants in subsequent periods in accordance with EITF 00-19, paragraph 39. The Partnership will prospectively continue to re-evaluate the appropriateness of the warrants' treatment at each balance sheet date consistent with EITF 00-19.

Accumulated Other Comprehensive Income

        Amounts recorded in accumulated other comprehensive income as of December 31, 2007 represent unrecognized losses on our investment portfolio. Our comprehensive losses for the year ended December 31, 2007 was $1.1 million, net of income taxes of $0.6 million.

Revenue Recognition

        Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. Other income consists of premium installment charges, which are recognized when earned, and other miscellaneous income.

Discontinued Operations

        In accordance with guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure our assets in discontinued operations as held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the discontinued operations in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the assets in discontinued operations classified as held for sale continues to be accrued. The results of operations of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets in the period in which the properties are discontinued and recognize any resulting gains on the sales of assets when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations.

Statutory Accounting Practices

        NLASCO is required to report its results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices, or SAP. The significant differences between SAP and GAAP are: 1) NLASCO is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally causes a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Partnership's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies; 2) under SAP certain assets are designated as "non admitted" and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve; 3) under SAP investments are carried at amortized book value and under GAAP, certain investments are carried at fair value; 4) surplus notes are classified as capital and surplus under SAP but classified as notes payable under GAAP; 5) ceded reinsurance receivables are netted against reserves under SAP, but are classified as assets under GAAP; 6) under SAP, while statutory deferred incomes taxes are provided on temporary differences between the statutory and tax basis of assets and liabilities, statutory deferred tax assets are limited based on admissibility tests and allowed deferred income taxes are recorded in unassigned statutory surplus rather than the income statement; and 7) the statutory statement of cash flows follows a prescribed method included in the annual statement instructions issued by the National Association of Insurance Commissioners to present changes in amounts in balance sheet accounts which may not reflect actual cash flows from transaction or operations; whereas under GAAP, cash flows are presented in accordance with Financial Accounting Standards Board Statement No. 95.

Use of estimates

        We are required by GAAP to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and potential impairment of assets.

Recently Adopted Accounting Pronouncements

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, or SFAS 155. SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. Upon the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The application of SFAS 155 had no material impact on our financial position, results of operations or cash flows.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years beginning after November 15, 2006. The application of SAB 108 had no impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No.157, Fair Value Measurement, or SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will become effective for HTH on January 1, 2008 and we are still evaluating its impact on or financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FAS 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted provided we also elect to apply the provisions of SFAS 157. We are still evaluating the impact that SFAS 159 will have on our financial position, results of operations and cash flows.

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

        In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, we conducted a rights offering to our stockholders. In the rights offering, all holders of HTH common stock as of the record date of December 19, 2006 received one non-transferable right to purchase 0.242 shares of common stock of HTH for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and HTH issued approximately 7.8 million shares of common stock to existing shareholders upon completion of the rights offering. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of HTH's directors and the beneficial owner of approximately 16.7% of HTH's common stock as of the record date, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

        The results of NLASCO's operations for the eleven months ended December 31, 2007 are included in these consolidated financial statements.

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

        We have prepared the following unaudited pro forma income statement information as if the NLASCO acquisition had occurred on January 1, 2006. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisition on January 1, 2006 (in thousands):

	Twelve Months Ended December 31,
	2007	2006
Revenue	$126,642	$122,692
Total expenses	(115,777)	(110,137)
Interest income	17,100	2,133

Income from continuing operations before income taxes	27,965	14,688
Income tax expense from continuing operations	(7,685)	(9,702)

Income from continuing operations before	20,282	4,986
Discontinued operations	355,497	(4,438)

Net income	$375,779	$548

Net income (loss) attributable to partners	$361,405	$(10,868)

Basic income (loss) per unit attributable to partners	$6.49	$(0.24)

Diluted income(loss) per unit attributable to partners	$6.49	$(0.24)

Weighted average units	56,290	45,290

Diluted units outstanding	56,326	45,290

3.     Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2007 were as follows (in thousands).

	December 31, 2007
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$46,274	$1,275	$(133)	$47,416
Mortgage-backed securities	12,661	155	(1)	12,815
Corporate debt securities	71,318	863	(508)	71,673

	130,253	2,293	(642)	131,904
Equity securities	55,607	—	(3,271)	52,336

	185,860	2,293	(3,913)	184,240
Held-to-maturity securities:
Fixed maturities:
Government securities	6,784	35	—	6,819

	$192,644	$2,328	$(3,913)	$191,059

        In conjunction with the purchase of NLASCO on January 31, 2007, all "available-for-sale" securities were marked to their fair market value. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the Partnership has the ability and intent to hold these securities until maturity or until the value recovers and therefore does not feel any other than temporary impairments exist as of December 31, 2007, on any security other than the one management impaired. Management impaired one held-to-maturity security that was impaired by over 10% of its value. We wrote that security to market, taking a loss of $228,600 during the fourth quarter of 2007.

        Fair values of investment securities are based on quoted market prices. Gross realized investment gains and losses for the year ended December 31, 2007 are summarized as follows (in thousands).

	Year Ended December 31, 2007
	Gross Gains	Gross Losses	Total
Fixed maturities	$199	$(347)	$(148)
Equity securities	3,361	(8)	3,353

	$3,560	$(355)	$3,205

        Sales of available-for-sale investment securities resulted in the following during the year ended December 31, 2007 (in thousands):

2007
Proceeds	$30,541

Gross gains	$3,560

Gross losses	$(355)

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at December 31, 2007 by contractual maturity is as follows (in thousands).

	December 31, 2007
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$9,328	$9,338
Due after one year through five years	47,124	47,739
Due after six years through ten years	42,319	43,115
Due after ten years	18,821	18,897
Mortgage-backed securities	12,661	12,815

	$130,253	$131,904

Held-to-maturity debt securities:
Due within one year	$5,138	$5,167
Due after one year through five years	1,228	1,234
Due after six years through ten years	—	—
Due after ten years	418	418

	$6,784	$6,819

        Net investment income for the year ended December 31, 2007 is as follows (in thousands).

	Twelve Months Ended December 31,
	2007	2006	2005
Cash equivalents	$18,504	$2,133	$2,266
Fixed maturities	5,781	—	—
Equity securities	748	—	—

	25,033	2,133	2,266
Investment expenses	204	—	—

Net investment income	$24,829	$2,133	$2,266

        At December 31, 2007, the Partnership had on deposit in custody for various State Insurance Departments investments with carrying values of approximately $7.0 million.

4.     Property and Equipment

        The following summarizes property and other fixed assets (in thousands).

December 31, 2007
Other equipment	$782
Less accumulated depreciation	(249)

$533

        Property and equipment related to the manufactured housing business, sold effective July 31, 2007 have been reclassed to assets held for sale for all periods presented.

5.     Deferred Acquisition Costs

        Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies The activity in deferred acquisition costs for the twelve months ended December 31, 2007 is as follows (in thousands).

Year Ended December 31, 2007
Beginning of period deferred acquisition cost	$—
Acquisition expenses	29,283
Amortization charged to income	(14,762)

End of period deferred acquisition costs	$14,521

6.     Goodwill and Intangible Assets

        Goodwill and intangible assets for HTH represents the excess of the cost over the fair value of the assets of NLASCO. The changes in the carrying amount of goodwill and indefinite lived intangible assets for the year ended December 31, 2007 are as follows (in thousands):

	Goodwill	Indefinite Lived Intangibles
Beginning balance	$—	$—
Acquisition activity during the year	23,613	3,000
Impairments	—	—

Balance as of December 31, 2007	$23,613	$3,000

        At December 31, 2007, we determined that no impairment existed with respect to goodwill and intangible assets.

        The following table reflects the balances of our definite lived intangible assets at December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,100	$(860)
Agent relationships	3,600	(471)
Trade name	3,500	(214)
Software	1,500	(275)

Total	$14,700	$(1,820)

        Future amortization of intangible assets for the next five years is as follows (in thousands):

2008	1,878
2009	1,761
2010	1,643
2011	1,525
2012	1,132

7,939

        Amortization for the year ended December 31, 2007 was $1,820,000.

7.     Disclosures About the Fair Value of Financial Instruments

        In the normal course of business, the Partnership invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Partnership might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Partnership as a whole since a number of the Partnership's significant assets (including deferred policy acquisition costs and deferred income taxes) and liabilities are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as cash and cash equivalents, premiums receivable, reinsurance receivable, prepaid reinsurance premiums, loss and loss adjustment expenses outstanding, unearned premiums, and reinsurance balances payable are generally of a short-term nature. Their carrying values are deemed to approximate fair value. The notes payable with variable interest rates are periodically adjusted to market interest rates; therefore, the unpaid principal balance of the variable interest rate loan approximates fair value (in thousands).

	December 31, 2007
	Carrying Value	Fair Value
Financial assets
Fixed maturities	$138,688	$138,723
Equity securities	52,336	52,336
Financial liabilities
Notes payable	$142,368	$155,100

8.     Notes Payable

        The following table sets forth certain information regarding our debt in thousands:

	Year Ended December 31,
	2007	2006
Senior exchangeable notes due 2025, 7.50% per annum	$90,850	$96,600
Insurance company line of credit due October 2008, base rate less 0.5% per annum (6.75% at December 31, 2007)	4,018	—
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (8.80% at December 31, 2007)	10,000	—
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (8.75% at December 31, 2007)	10,000	—
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (8.75% at December 31, 2007)	7,500	—
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (8.10% at December 31, 2007)	20,000	—

	$142,368	$96,600

Senior Exchangeable Notes Due 2025

        In August 2005, our we issued $96.6 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 to qualified institutional buyers in a private transaction. The notes are senior unsecured obligations and are exchangeable, at the option of the holders, into shares of HTH common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving HTH or the OP, an additional make-whole premium. Upon exchange, we have the option to deliver, in lieu of shares of HTH common stock, cash or a combination of cash and shares of HTH common stock.

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

        In conjunction with the closing of the asset sale on July 31, 2007, certain holders of the Company's Senior Exchangeable Notes redeemed their holdings for cash resulting in a $5.75 million reduction in notes outstanding.

Insurance Company Line of Credit

        NLASCO has a line of credit with a financial institution. The line allows for borrowings by NLASCO up to $5 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate less 0.5% (6.75% at December 31, 2007) which is due quarterly. This Line of Credit was renewed for another twelve months and will expire in October 2008.

NLIC Notes Payable

        NLIC has two unsecured $10 million notes payable to unaffiliated companies. The notes payable bear interest at three-month LIBOR plus 4.05% and three-month LIBOR plus 4.10% (8.75% and 8.80% at December 31, 2007). Interest is due quarterly and principal is due at maturity in September 2033 and May 2033, respectively. The notes are subordinated in right of payment to all policy claims and other indebtedness of NLIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of NLIC exceeds $30 million.

ASIC Note Payable

        ASIC has an unsecured $7.5 million note payable to an unaffiliated company. The note payable bears interest at three-month LIBOR plus 4.05% (8.75% at December 31, 2007). Interest is due quarterly and principal is due at maturity in April 2034. The note is subordinated in right of payment to all policy claims and other indebtedness of ASIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of ASIC exceeds $15 million.

Insurance Company Notes Payable

        NLASCO has an unsecured $20 million note payable to an unaffiliated company which bears interest equal to the three-month LIBOR plus 3.40% (8.10% at December 31, 2007). Interest is due quarterly and the principal is due at maturity in March 2035.

        NLASCO's loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, and officer and director compensation, and minimum capital requirements. The Partnership was in compliance with the covenants as of December 31, 2007.

        NLASCO has entered into an indenture relating to the notes payable which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLASCO's ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder's notes in whole or in part at a price equal to 107.5% of the outstanding principal amount prior to March 10, 2010, or 100.0% thereafter. A change of control under the indenture occurred as a result of an acquisition of NLASCO by Hilltop. If NLASCO's debt were to be downgraded, then each holder of notes under the indenture would have the right to require NLASCO to repurchase its notes. This required repayment risk could cause liquidity issues to both NLASCO and Hilltop, could impair NLASCO's ability to obtain additional financing and would likely increase the cost of any financing that it does obtain.

Note Payable Principal Maturities

        The aggregate amount of annual principal maturities subsequent to December 31, 2007 is as follows (in thousands):

	Principal Commitments
	Fixed	Variable	Total
2008	$—	$4,018	$4,018
2013 and Thereafter	90,850	47,500	138,350

Commitments	$90,850	$51,518	$142,368

9.     Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the eleven months ended December 31, 2007 is as follows (in thousands).

Balance February 1, 2007*	$18,664
Less reinsurance recoverables	(1,509)

Net balance at February 1, 2007	17,155
Incurred related to:
Current Year	52,074
Prior Year	—

Total incurred	52,074
Payments related to:
Current Year	(46,230)
Prior Year	(7,600)

Total payments	(53,830)
Net balance at December 31, 2007	15,399
Plus reinsurance recoverables	2,692

Balance at December 31, 2007	$18,091

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

consequently, allowances are established for amounts deemed uncollectible as NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2007, reinsurance receivables have a carrying value of approximately $2.7 million. There was no allowance for uncollectible accounts as of December 31, 2007. Reinsurers with a balance in excess of 5% of our outstanding receivables at December 31, 2007 are listed below (in thousands):

Balances due from Reinsurance Companies
Federal Emergency Management Agency	$404
Swiss Re Underwriters	431
Lloyds LIB 4472	248
Platinum Underwriters Reinsurance Inc.	169
R&V Versicherung	155

$1,407

        The effect of reinsurance on premiums written and earned for the year ended December 31, 2007 is as follows (in thousands):

	Year Ended December 31, 2007
	Written	Earned
Premiums from direct business	$122,708	$103,542
Reinsurance assumed	6,539	3,847
Reinsurance ceded	(10,890)	(10,585)

Net premiums	$118,357	$96,804

        The effect of reinsurance incurred losses was as follows:

Year Ended December 31, 2007
Loss and Loss Adjustment (LAE) expense incurred	$54,335
Reinsurance recoverables	(2,261)

Net loss and LAE incurred	$52,074

Multi-line excess of loss coverage

        For all lines of business, ASIC's retention on any one risk for 2007 is $150,000 and NLIC's is $200,000.

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

11.   Income Taxes

        We are a partnership for tax purposes and as such do not pay Federal or state income taxes for the Partnership. Our income is taxed to our partners in their individual returns, and we therefore do not record an income tax provision for the Partnership. At December 31, 2007 an incorporated subsidiary owned by the Partnership has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $81.7 million, we expect to utilize approximately $83.0 million for regular income tax and alternative minimum tax. The subsidiary's tax provision also reflects NLASCO's results. These net operating loss carry-forwards expire in 2018 through 2024. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        Based on our estimated composite Federal and state tax rate of 35%, we recorded as of December 31, 2007, a net deferred tax asset of approximately $25.7 million net of a valuation allowance reserve of approximately $4.6 million. The 35% rate reflects a change from 40% due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income taxes as they pay premium taxes in states where they generate premium revenue.

        Effective January 1, 2007, we adopted FIN 48 which required the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. For the period ending December 31, 2007 we have no unrecognized tax benefits.

        Our subsidiary files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. They are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The following is a summary of the tax years open to examination:

  U.S. Federal—2003 through 2006
  U.S. States—2002 through 2006

        As of December 31, 2007 there were no material Federal or state tax audits.

        Under special IRS rules (the "Section 382 Limitation"), cumulative stock purchases by material shareholders exceeding 50% during a three year period can limit a company's future use of net operating losses (NOL's). We had a Section 382 ownership change in February 2004 at the time of the IPO. Due to section 382-limited NOLs expiring before they can be utilized, there is a potential loss of $13.2 million of NOLs. The deferred tax valuation allowance fully reserves for the tax effected amount.

        The significant components of the provision for income taxes are as follows (in thousands):

	For the Year Ended December 31, 2007
	Continuing Operations	Discontinued Operations	Total
Current tax expense	$(256)	$—	$(256)
Deferred tax expense	(5,744)	—	(5,744)
Allowance	(574)	—	(574)

Income tax expense benefit	$(6,574)	$—	$(6,574)

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	For the Year Ended December 31, 2007
	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$(5,943)	$—	$(5,943)
Permanent differences	(57)	—	(57)
(Increase)decrease in valuation allowance	(574)	—	(574)

Income tax expense	$(6,574)	$—	$(6,574)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2007	December 31, 2006
Deferred Tax Assets
Net operating loss carryforwards	$28,600	$150,834
Prepaid rent	—	249
Allowance for doubtful accounts and loan loss reserve	—	977
Goodwill	—	3,606
Notes payable	—	1,834
Accrued liabilities and other	2,067	1,533
Deferred revenue	—	340
Loss and loss adjustment expense discounting	708	—
Securities available for sale	(413)	—
Unearned premiums	4,665	—
Loan origination costs	436	—
AMT credit carryforward	256	—
Valuation allowance	(4,603)	(84,383)

Total gross deferred tax assets	$31,716	$74,990

Deferred Tax Liabilities
Rental and other property, net	$14	$71,941
Intangible assets	5,558	2,583
Goodwill	171	—
Deferred commissions	—	466
Deferred policy acquisition costs	4,822	—

Total gross deferred tax liabilities	$10,565	$74,990

Net Deferred Tax Asset	$21,151	$—

12.   Partner's Capital

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

Common Partnership Units

        In accordance with SFAS No. 123(R) total compensation expense recorded in general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 related to stock-based compensation was $1.7 million, $0.7 million and $0.4 million, respectively. Stock compensation expense is included as part of additional paid-in capital on the consolidated balance sheets.

        The company issued approximately 7.8 million shares for $80.0 million in a rights offering that expired on January 23, 2007, see Note 2 for more details.

        At December 31, 2007, there were no outstanding OP Units that were owned by non-affiliated limited partners. OP Units are convertible into common stock at an initial exchange ratio of one share for each OP Unit. According to the terms of the partnership agreement, the initial exchange rate of the OP Units is adjusted for certain events, including the issuance to all holders of HTH common stock of rights entitling them to purchase HTH common stock at less than their current market price. Accordingly, as a result of our rights offering in January 2007, in which we offered all holders of HTH common stock the right to purchase units at $8.00 per share, the initial exchange rate of the OP Units was adjusted to approximately 1.06 units for each OP Unit. During 2007, 2006 and 2005, respectively, we issued approximately 104,000, 360,500 and 71,100 units of our common stock to redeem OP units. During the third quarter of 2007, the remaining 1,355,729 OP Units were redeemed for $17.6 million in cash, including a premium paid of $7.7 million.

        As of December 31, 2007, there were no outstanding restricted stock grants. In 2007 as a result of the Farallon Transaction the change in control provision fully vested the remaining 7,000 units of restricted stock. Also during 2007, 2,000 units of restricted stock were forfeited. As of December 31, 2006 and 2005, there were 9,000 and 12,000 units outstanding respectively. During both of the years ended December 31, 2006 and 2005, 3,000 units vested.

        As of December 31, 2007, the Company has outstanding warrants to certain shareholders authorizing the purchase of up to 937,440 units of common stock at $15.60 per share, as adjusted for common stock issued and dividends paid. The warrants expire on July 23, 2010. To date, no warrants have been exercised.

        On October 25, 2007, the Compensation Committee of HTH's Board of Directors approved the grant of an aggregate 100,000 non-qualified stock option awards to two senior executive officers of the Company pursuant to our 2003 Equity Incentive Plan at an exercise price of $12.06 per share, the closing price of HTH's common stock on the New York Stock Exchange on the date of grant. The options have a term of five years from the date of the award. Under the terms of the grants, 20% of the options vested on the grant date, and the balance of the options vest ratably over a four-year period with 20% of the award amount vesting on the first anniversary of the award and 20% each anniversary thereafter. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company. The fair value for the stock options granted during the year ended December 31, 2007 were estimated using the Black-Scholes option pricing model with an expected volatility of 25%, a risk-free interest rate of 4.0%, a dividend yield rate of zero, a five-year expected life of the options, and a forfeiture rate of fifteen percent. Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the options granted during the quarter approximated $3.10 per share. The expected volatility is based on the historical volatility in the price of our common stock since our IPO. The risk-free interest rate is the five-year Treasury rate, based on the term of the options. The dividend yield assumption is based on our history and expectation of dividend payments on common stock. The expected life of the stock options represents the period in which the stock options are expected to remain outstanding.

        In March 2007, four senior executives of HTH were granted options to acquire a total of 25,000 units of common stock at $11.28 per share to compensate for dilution from the rights offering. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award with one-third vesting each anniversary thereafter. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company. The fair values for the stock options granted during the year ended December 31, 2007 were estimated using the Black-Scholes option pricing model with an expected volatility of 30%, a risk-free interest rate of 5.1%, a dividend yield rate of zero, a six-year expected life of the options, and a forfeiture rate of ten percent. Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the options granted during the quarter approximated $4.04 per share. The expected volatility is based on the historical volatility in the price of our common stock since our IPO. The risk-free interest rate is the ten-year Treasury rate, based on the term of the options. The dividend yield assumption is based on our history and expectation of dividend payments on common stock. The expected life of the stock options represents the period in which the stock options are expected to remain outstanding.

        In July 2006, the Compensation Committee of HTH's Board of Directors approved the grant of 500,000 non-qualified stock option awards to four senior executive officers of the Company pursuant to our 2003 Equity Incentive Plan at an exercise price of $10.74 per share, the closing price of HTH's common stock on the New York Stock Exchange on the date of grant. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award with one-third vesting on the date of grant and each anniversary thereafter. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company. The fair values for the stock options granted during the year ended December 31, 2006 were estimated using the Black-Scholes option pricing model with an expected volatility of 30%, a risk-free interest rate of 5.1%, a dividend yield rate of zero, a six-year expected life of the options, and a forfeiture rate of ten percent. Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the options granted during the quarter approximated $4.38 per share. The expected volatility is based on the historical volatility in the price of our common stock since our IPO. The risk-free interest rate is the ten-year Treasury rate, based on the term of the options. The dividend yield assumption is based on our history and expectation of dividend payments on common stock. The expected life of the stock options represents the period in which the stock options are expected to remain outstanding.

        In April 2005, the board of directors approved an award of 80,000 units of restricted stock to Scott D. Jackson, the Company's former Chief Executive Officer, under the Company's 2003 equity incentive plan. Pursuant to the terms of the grant, 20,000 units vested immediately and the remaining 60,000 units were forfeited upon Mr. Jackson's resignation from the Company in December 2005.

        During 2007, 2006 and 2005, we granted approximately 9,430, 14,400 and 6,250 common partnership units, respectively, to independent members of our board of directors for service rendered during the periods.

Distributions

        The following table sets forth the cash distributions declared and paid in 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Units
2007
Date of declaration	March 14, 2007	April 26, 2007	September 17, 2007	December 13, 2007
Date of record	April 13, 2007	July 13, 2007	October 15, 2007	January 15, 2008
Date paid	April 30, 2007	July 30, 2007	October 30, 2007	January 30, 2008
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579
2006
Date of declaration	March 2, 2006	June 8, 2006	September 20, 2006	December 14, 2006
Date of record	April 14, 2006	July 14, 2006	October 13, 2006	January 15, 2007
Date paid	April 28, 2006	July 28, 2006	October 30, 2006	January 31, 2007
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579

Stockholder Rights Plan

        On July 11, 2006, HTH entered into a Stockholder Rights Plan (the "Rights Plan") under which one right was distributed as a dividend for each share of HTH common stock held by stockholders of record as of the close of business on July 17, 2006. The Rights Plan was adopted as a means to preserve the use of previously accumulated net operating losses. Effective with the revocation of HTH's REIT election in March 2006, HTH has been taxed as a corporation for U.S. Federal income tax purposes and its net income has been subject to taxation at regular (or alternative minimum) corporate rates without the benefit of a dividends paid deduction. HTH has net operating losses ("NOLs") from prior years that are expected to offset substantially its taxable income, if any. Therefore, the preservation of such NOLs is the key to minimizing HTH's U.S. Federal income tax liability. U.S. Federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a "change in ownership." Generally, there is a change in ownership if, at any time, one or more 5% shareholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three year period. One of the principal reasons for adopting the Rights Plan was to preserve the use of the NOLs by dissuading investors from aggregating ownership in HTH and triggering such a change in ownership. The Rights Plan was designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares such that they would beneficially own 5% or more of the outstanding shares of HTH's common stock. The Rights Plan was not adopted in response to any effort to acquire control of HTH. Under the Rights Plan, each right initially entitled stockholders to purchase a fraction of a share of HTH preferred stock at a purchase price of $50.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally were exercisable only if a person or group acquired beneficial ownership of 5% or more of HTH common stock or commenced a tender or exchange offer upon consummation of which such person or group would have beneficially owned 5% or more of HTH common stock.

        To help preserve the benefit of the NOLs, HTH submitted for stockholder approval an amendment to its charter to restrict certain acquisitions of HTH common stock so as to reduce the likelihood of triggering a change in ownership. The Rights Plan was terminated upon the approval of the amendment in January 2007.

13.   General and Administrative Expense

        During the years ended December 31, 2007, 2006 and 2005, we incurred general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Salaries and benefits	$4,693	$2,822	$3,758
Travel	145	710	852
Professional services	3,483	2,631	5,156
Insurance	740	1,088	795
Rent	235	22	143
Other administrative expense	118	204	292

	$9,414	$7,477	$10,996

14.   Discontinued Operations

        On July 31, 2007, the Partnership closed the sale of certain of its assets, including the operating assets of the Partnership's manufactured home businesses, to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC and GEM Realty Capital, Inc. The Partnership received gross proceeds of $889.3 million in cash, which represents the amount of the excess of the purchase price of $1.794 billion over the indebtedness assumed by American Residential Communities LLC. The Partnership recorded a gain on the sale of the manufactured home business of $366.6 million in 2007. In July, when this transaction occurred, the Partnership accrued for expenses related to the sale. As of December 31, 2007, all expenses related to the sale have been paid and the accrual was reduced, resulting in an additional $2.9 million gain on sale in the fourth quarter of 2007.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," or SFAS 144 all of the operating assets of the Partnership's manufactured home line of business have been classified as discontinued operations and those not sold prior to December 31, 2006 have been classified as assets held for sale. We have included $1,509.6 million of assets related to this line of business as assets held for sale in the accompanying consolidated balance sheet as of December 31, 2006, and $992.7 million of accounts payable and other obligations related to this line of business as liabilities related to assets held for sale. In addition, we have recast the operations for these assets as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006.

        Operations of the discontinued manufactured home line of business for the twelve months ended December 31, 2007 and 2006 recorded losses of $11.1 million and $36.3 million, and gains were recorded on the sale of discontinued operations of $366.6 million and $31.9 million for the years 2007 and 2006 respectively. The 2006 gain was produced from the sale of discontinued operations previously discontinued, which was sold for $85.4 million in cash net of related debt, defeasance and other closing costs of $75.0 million.

        In 2005, we had a loss form discontinued operations of $180.0 million and a gain from sale of discontinued operations of $0.7 million. The 2005 loss included a goodwill impairment charge of $78 million, interest charges of $72.5 million, a write-down of discontinued assets of $21.8 million, and executive severance cost of $2.1 million.

        For the discontinued operations, we considered a manufactured home community to be discontinued when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by SFAS 144 we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the asset identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the asset classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets in the period in which the properties are discontinued and recognize any resulting gains on the sales of assets when realized.. We disclose the gain or loss recognized in accordance with SFAS 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell assets previously classified as held for sale, the assets will be reclassified as held and used. An asset that is reclassified shall be measured at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell.

        The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

December 31, 2006
Assets Held for Sale
Restricted cash	$6,784
Tenant receivables	4,651
Rental and other property, net	1,390,564
Intangible assets	6,457
Loan origination fees	46,378
Notes receivable	29,904
Prepaid expenses and other assets	25,085

$1,509,823

Liabilities Related to Assets Held for Sale
Accounts payable and accrued expenses	$24,789
Other liabilities	17,971
Notes payable	949,900

$992,660

	Year Ended December 31,
	2007	2006	2005
Statement of Operations
Revenue	$151,626	$253,265	$280,364
Operating expenses	(162,750)	(289,574)	(450,150)
Asset impairment charge	—	—	(10,254)

Loss from discontinued operations	$(11,124)	$(36,309)	$(180,040)

15.   Employee Savings Plan

        The general partner provides its employees a qualified retirement savings plan, or Plan designed to qualify under Section 401 of the Internal Revenue Code. The Plan allows its employees and employees of its subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan provides for matching contributions to be made to employee accounts at the rate of 100% of the first 3% of compensation and 50% of the next 2% of compensation. In 2007, the Partnership match was $0.1 million.

16.   Related Party Transactions

        On December 12, 2007, the Compensation Committee of our Board of Directors approved the grant of 40,000 cash-settled stock appreciation rights, or SARs to a related party consultant of the Partnership at an exercise price of $10.96 per share, the closing price of HTH's common stock on the New York Stock Exchange on the date of grant. Under the terms of the grant, 20% of the SARs vested on grant date, and the balance of the SARs vest ratably over a four-year period with 20% of the award amount vesting on the first anniversary of the award and 20% each anniversary thereafter. The SARs have a term of five years from the date of the award. Upon exercise, the consultant is entitled to receive in cash, the difference between the current market price and the exercise price. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Partnership. The fair values for the SARs granted during the year ended December 31, 2007 were estimated using the Black-Scholes option pricing model with an expected volatility of 25%, a risk-free interest rate of 3.5%, a dividend yield rate of zero, a five-year expected life of the options, and a forfeiture rate of fifteen percent. Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the SARs granted during the quarter approximated $2.73 per share. The expected volatility is based on the historical volatility in the price of our common stock since our IPO. The risk-free interest rate is the five-year Treasury rate, based on the term of the SARs. The dividend yield assumption is based on our history and expectation of dividend payments on common stock. The expected life of the SARs represents the period in which the stock options are expected to remain outstanding.

        On March 8, 2007, the Partnership's board of directors appointed C. Clifton Robinson (70) as a director of the Partnership. Mr. Robinson is the former chief executive officer of NLASCO. At the closing of the NLASCO acquisition, C. Clifton Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson's employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson's employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term with automatic one-year extensions by agreement of the parties.

        As part of the NLASCO acquisition, there will be a settlement of the reserves for losses and loss adjustment expense based on the runoff of the actual NLASCO loss reserves that were in existence and recorded on the NLASCO books and records as of the transaction closing date—January 31, 2007. This settlement is to occur at a date estimated to be June 30, 2010. Depending on actual experience in disposition of these claims, additional payment would be due Mr. Robinson and related selling parties if claim settlement experience is favorable relative to the original amount reserved; or if claim settlement experience is unfavorable relative to the original reserves, Mr. Robinson and related selling parties would be required to reimburse the Partnership for any inadequate reserve. The additional payment to Mr. Robinson and related selling parties, or refund from Mr. Robinson and related selling parties, would be 65% of the variance of actual losses versus loss reserves in existence at the transaction closing date, plus 8% interest on this balance due, accruing from the date 18 months after the transaction closing date, July 31, 2008. At December 31, 2007, the Partnership estimates this is currently a payable to Mr. Robinson of $3.8 million, and is reflected in our "Other Liabilities" on the consolidated Balance Sheet.

        The Partnership also leases office space for NLASCO and its affiliates in Waco Texas from affiliates of Mr. Robinson. There are 3 separate leases. The first lease is a month to month lease for office space at a rate of $900 per month. The second lease is a month to month lease at a monthly rental rate of $3,500 per month. The third lease requires payments of $40,408 per month and expires on December 31, 2009, but does have renewal options at the discretion of the lessee. These terms of these related party transactions were negotiated prior to acquisition of NLASCO, and as such management is comfortable that these terms are reasonable and are arm's-length transactions.

        During 2005 one of our subsidiaries provided accounting services to six communities that are controlled by our former Chief Executive Officer under a year-to-year asset management agreement for which we received $28,000 in compensation. Also, during 2005 we billed these same companies controlled by our former Chief Executive Officer $238,000 for property management expenses in accordance with those agreements. In addition, we leased an airplane hangar from a Partnership controlled by our former Chief Executive Officer for which we paid $54,000 in 2005. At December 31, 2006 and 2005, companies owned by our former Chief Executive Officer had immaterial balances due to or from the Partnership.

17.   Commitments and Contingencies

        At December 31, 2007 the following table shows our outstanding commitments for leases (in thousands).

	Payments Due by Period
Lease Obligations	Less than 1 year	1-3 years	Total
Total lease obligations	$578	$618	$1,196

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

18.   Quarterly Financial Information (Unaudited)

        Net earning and loss per share for the 2006 and the first two quarters of 2007 have been restated to reflect the Farallon sale. The following is quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands except per unit data):

	Quarter ended
	Mar 31	Jun 30	Sep 30	Dec 31
For the quarters ended 2007:
Total revenue	$19,433	$30,277	$38,010	$43,563
Total expenses	$20,663	$33,040	$28,350	$23,957
Net income (loss)	$(9,307)	$(7,860)	$365,574	$15,476
Basic income (loss) per unit	$(0.17)	$(0.14)	$6.42	$0.27
Diluted income (loss) per unit	$(0.17)	$(0.14)	$6.42	$0.27
For the quarters ended 2006:
Total revenue	$423	$448	$255	$1,007
Total expenses	$3,454	$3,589	$4,035	$3,835
Net income (loss)	$(3,720)	$330	$(10,314)	$(14,930)
Basic income (loss) per unit	$(0.08)	$0.01	$(0.23)	$(0.33)
Diluted income (loss) per unit	$(0.08)	$0.01	$(0.23)	$(0.33)

19.   Statutory Net Income and Capital and Surplus

        The Partnership's insurance subsidiaries, which are domiciled in the State of Texas, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Texas Department of Insurance, which Texas recognizes for determining solvency under Texas State Insurance Law. The Commissioner of the Texas Department of Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Texas. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from Partnership to Partnership within a state, and may change in the future. The Partnership's insurance subsidiaries have no such permitted statutory accounting practice deviations.

        The Partnership's insurance subsidiaries' statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas had adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices with certain differences which are not significant to the Partnership's statutory equity.

        Following is a summary of statutory capital and surplus as of December 31, 2007 and statutory net income of each insurance subsidiary for the year ended December 31, 2007 (in thousands).

Year Ended December 31, 2007
National Lloyds Insurance Company
Surplus	$99,229
Statutory net income	$17,092
American Summit Insurance Company
Capital and surplus	$25,663
Statutory net income	$4,207

20.   Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid no dividends to NLASCO during the eleven months ended December 31, 2007. At December 31, 2007, the maximum dividend that may be paid to NLASCO in 2007 without regulatory approval is approximately $21.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2007, the Partnership's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2007, the Partnership's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

21.   Income (Loss) per Unit

        In accordance with SFAS No. 128, Earnings per Share, our historical basic and diluted weighted average units outstanding have been increased by a factor of approximately 1.06 to reflect the impact of our January 2007 rights offering in which ten million partnership units were purchased by our unitholders at the below-market price of $8.00 per unit. The following reflects the calculation of income (loss) per unit on a basic and diluted basis (in thousands, except per unit information):

	Year Ended December 31,
	2007	2006	2005
Income (Loss) per unit from discontinued operations:
Loss from discontinued operations	$(11,124)	$(36,309)	$(180,040)
Gain on sale of discontinued operations	366,621	31,871	(678)

Net income (loss) from discontinued operations	$355,497	$(4,438)	$(180,718)

Basic income (loss) per unit from discontinued operations	$6.32	$(0.10)	$(3.97)

Diluted income (loss) per unit from discontinued operations	$6.31	$(0.10)	$(3.97)

Income (Loss) per unit from continuing operations:
Income (Loss) from continuing operations	$18,699	$(12,780)	$(11,544)
Preferred unit distributions	(10,313)	(11,416)	(11,672)

Net income (loss) from continuing operations	$8,386	$(24,196)	$(23,216)

Basic income (loss) per unit from continuing operations	$0.15	$(0.53)	$(0.51)

Diluted income (loss) per unit from continuing operations	$0.15	$(0.53)	$(0.51)

Income (Loss) attributable to common OP unitholders:
Net income (loss) attributable to common OP unitholders	$363,883	$(28,634)	$(203,934)

Basic income (loss) per unit to common OP unitholders	$6.46	$(0.63)	$(4.48)

Diluted income (loss) per unit to common OP unitholders	$6.46	$(0.63)	$(4.48)

Weighted average equivalent units excluded from diluted loss per unit because they would be anti-dilutive:
Preferred partnership units(a)	—	1,603	2,413
Stock warrants	937	886	808
Senior exchangeable Notes	6,718	6,762	6,762
Restricted stock	—	10	52

Total	7,655	1,613	2,465

(a)
We redeemed 1,455,615, 375,346 and 572,567 OP units in 2007, 2006 and 2005, respectively.

(b)
In July 2005, we redeemed all of the Series B PPUs. In January 2007, we redeemed all of the Series C PPUs.

22.   Segments

        On July 31, 2007, the Partnership closed the sale of the manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC and retained ownership of NLASCO. NLASCO operates through its wholly-owned subsidiaries, NLIC and ASIC. Given the homogeneity of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. Accordingly, the segment information previously provided is no longer used to monitor the Partnership and we only disclose insurance company segment information.

23.   Subsequent Events

        Pursuant to the terms of the acquisition agreement of Nalico GA, made by NLASCO prior to its acquisition by HTH, NLASCO paid the former owner $375,000 in additional purchase price on January 31, 2008 based on attainment of certain financial targets. The Partnership may make additional contingent acquisition payments up to $1.1 million based on attainment of certain financial targets in future periods.

Schedule I—Schedule of Investments—Other than Investments in Related Parties

(in thousands)

	December 31, 2007
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
Unites States Government and government agencies and authorities	$15,810	$16,356	$16,329
States, municipalities and political subdivisions	69,990	71,119	71,112
All other	51,466	51,248	51,247

Total fixed maturities	$137,266	$138,723	$138,688
Equity securities:
Public utilities	$—	$—	$—
Banks, trust and insurance companies	—	—	—
Industrial, miscellaneous, and all other	9,492	8,987	8,987
Preferred Stock	410	373	373

Total equity securities	9,902	9,360	9,360

Total investments	$147,168	$148,083	$148,048

I-1

Schedule III—Supplementary Insurance Information

For Year Ended December 31, 2007

(in thousands)

	Deferred policy acquisition costs	Future claims, and loss expenses	Unearned premiums	Other policy claims payable	Premium revenue
Homeowners	$6,994	$8,134	$32,947	$—	$42,746
Fire	5,207	6,991	24,533	—	36,900
Mobile Home	1,798	2,210	8,471	—	12,396
Commercial	507	756	2,388	—	4,470
Other	15	—	71	—	292

	$14,521	$18,091	$68,410	$—	$96,804

	Net investment income	Losses, claims, and loss expenses	Amortization of DPAC	Other operating expenses	Premiums written
Homeowners	$3,581	$23,415	$6,518	$7,133	$54,378
Fire	3,090	20,123	5,627	6,157	46,554
Mobile Home	1,038	6,361	1,890	2,069	15,714
Commercial	374	2,175	682	745	5,685
Other	24	—	45	48	377

	$8,107	$52,074	$14,762	$16,152	$122,708

III-1

Schedule IV—Reinsurance

(in thousands)

Premiums	For the Year Ended December 31, 2007
Gross premiums	$103,542
Ceded to other companies	(10,585)
Assumed from other companies	3,847

Net Premiums	$96,804

Percentage of amount assumed to net	3.97%

IV-1